Form 10-Q
period 1994-03-31
AVCO FINANCIAL SERVICES INC
filed 1994-05-13
CIK 8795

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  March 31, 1994
                                         --------------

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         (The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.)


Commission file number   0-6119
                      ---------------------------------------------------------

                         AVCO FINANCIAL SERVICES, INC.
 ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           DELAWARE                                      13-2530491
- - ----------------------------------         ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


              3349 Michelson Drive, Irvine, California     92715
 ------------------------------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code          (714) 553-1200
                                                       -----------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ----    ----
At March 31, 1994, the Registrant had 500,000 shares of common stock ($1 par value per share) outstanding, all of which are owned by Textron Inc.

                         AVCO FINANCIAL SERVICES, INC.


                                     INDEX



PART I.  FINANCIAL INFORMATION                                          PAGE
                                                                        ----
Item 1.   Consolidated Financial Statements

             Consolidated Balance Sheet at March 31, 1994
                and December 31, 1993.....................................  1

             Consolidated Statement of Income for the three months
                ended March 31, 1994 and 1993.............................  2

             Consolidated Statement of Cash Flows for the
                three months ended March 31, 1994 and 1993 ...............  3

             Note to Consolidated Financial Statements....................  4

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ....................................  5



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ..............................................  6

Item 2.   Changes in Seccurities..........................................  6

Item 3.   Defaults Upon Senior Securities.................................  6

Item 4.   Submission of Matters to a Vote of Security Holders.............  6

Item 6.   Exhibits and Reports on Form 8-K................................  6


SIGNATURE................................................................   6

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         AVCO FINANCIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1994 AND DECEMBER 31, 1993

                                                                               1994          1993
                                                                            ----------     ---------
                                                                             (Thousands of dollars)
                                      ASSETS
Finance receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .   $5,471,769     $5,469,563
  Allowance for losses  . . . . . . . . . . . . . . . . . . . . . . . . .     (156,413)      (155,015)
  Insurance reserves and claims . . . . . . . . . . . . . . . . . . . . .     (230,723)      (231,532)
                                                                            ----------     ----------
                                                                             5,084,633      5,083,016
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      654,287        655,690
Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .       58,718         59,636
Unamortized insurance policy acquisition costs  . . . . . . . . . . . . .       33,700         34,265
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,778         23,130
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,866          7,858
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      251,616        259,365
                                                                            ----------     ----------
           TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .   $6,117,598     $6,122,960
                                                                            ==========     ==========

                          LIABILITIES AND STOCKHOLDER'S EQUITY
Senior debt
  Commercial paper  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,785,041     $1,933,570
  Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,047         25,493
  Savings deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,542          5,032
  Notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,944,886      2,831,419
                                                                            ----------     ----------
                                                                             4,763,516      4,795,514
Senior subordinated debt  . . . . . . . . . . . . . . . . . . . . . . . .       19,481         19,980
                                                                            ----------     ----------
           Total debt . . . . . . . . . . . . . . . . . . . . . . . . . .    4,782,997      4,815,494
Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . .      253,453        235,029
Insurance reserves and claims
  Unearned insurance premiums . . . . . . . . . . . . . . . . . . . . . .      118,479        121,694
  Losses and adjustment expenses  . . . . . . . . . . . . . . . . . . . .       58,139         59,171
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       64,227         64,061
                                                                            ----------     ----------
           Total liabilities  . . . . . . . . . . . . . . . . . . . . . .    5,277,295      5,295,449
                                                                            ----------     ----------

Stockholder's equity
Common stock ($1 par value, 1,000,000 shares
  authorized; 500,000 shares outstanding) . . . . . . . . . . . . . . . .          500            500
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .      137,588        137,588
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .      798,129        778,804
Securities valuation adjustment . . . . . . . . . . . . . . . . . . . . .       28,371         31,980
Currency translation adjustment . . . . . . . . . . . . . . . . . . . . .     (124,285)      (121,361)
                                                                            ----------     ----------
           Total stockholder's equity . . . . . . . . . . . . . . . . . .      840,303        827,511
                                                                            ----------     ----------
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY . . . . . . . . . .   $6,117,598     $6,122,960
                                                                            ==========     ==========





                             See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993



                                                                                                1994          1993
                                                                                              --------      --------
                                                                                              (Thousands of dollars)
REVENUES
  Interest, discount and service charges . . . . . . . . . . . . . . . . . . . . . . . . .     $251,257     $246,109
  Credit life, credit disability and casualty
    insurance premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       63,286       69,186
  Investment and other income (including net
    capital gains and losses)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,023       11,829
                                                                                               --------     --------
      Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      327,566      327,124

EXPENSES
  Interest and debt expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       78,278       82,981
  Provision for losses on collection of finance
    receivables, less recoveries . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29,901       27,960
  Credit life, credit disability and casualty
    insurance losses and adjustment expenses,
    less recoveries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,449       33,049
  Amortization of insurance policy acquisition costs . . . . . . . . . . . . . . . . . . .       12,150       15,962
  Other operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      114,902      112,297
                                                                                               --------     --------
      Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      265,680      272,249
                                                                                               --------     --------
Income before income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       61,886       54,875
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,061       20,385
                                                                                               --------     --------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 38,825     $ 34,490
                                                                                               ========     ========




                             See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                             1994        1993
                                                                          ----------  ----------
                                                                          (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  38,825    $  34,490
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for losses on receivables  . . . . . . . . . . . . . . .       36,835       34,952
    Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . .        3,972        3,983
    Gain on sales of investments   . . . . . . . . . . . . . . . . . .       (1,034)        (458)
    Decrease in unamortized insurance policy
      acquisition costs  . . . . . . . . . . . . . . . . . . . . . . .          459            7
    Increase (decrease) in unearned insurance premiums and
      reserves for insurance losses and adjustment expenses  . . . . .       (4,479)       1,246
    Increase in accounts payable and accrued liabilities   . . . . . .       19,053        6,434
    Increase (decrease) in income taxes  . . . . . . . . . . . . . . .           79       (3,888)
    Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,770       14,591
                                                                          ---------    ---------
        Net cash provided by operating activities  . . . . . . . . . .      101,480       91,357
                                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loans originated or purchased  . . . . . . . . . . . . . . . . . . .     (828,859)    (747,497)
  Loans repaid or sold   . . . . . . . . . . . . . . . . . . . . . . .      772,248      691,774
  Purchases of investments available for sale  . . . . . . . . . . . .      (60,957)
  Purchases of investments held for investment   . . . . . . . . . . .                   (55,999)
  Proceeds from sales of investments available for sale  . . . . . . .       19,179        4,840
  Proceeds from maturities and calls of investments
    available for sale   . . . . . . . . . . . . . . . . . . . . . . .       37,880
  Proceeds from maturities and calls of investments
    held for investment  . . . . . . . . . . . . . . . . . . . . . . .                    29,893
  Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . .       (3,199)      (3,125)
                                                                          ---------    ---------
        Net cash used in investing activities. . . . . . . . . . . . .      (63,708)     (80,114)
                                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in short-term debt   . . . . . . . . . . . . . .     (140,004)     184,075
  Proceeds from issuance of notes  . . . . . . . . . . . . . . . . . .      150,745      274,991
  Principal payments on notes    . . . . . . . . . . . . . . . . . . .      (23,529)    (451,945)
  Decrease in savings deposits   . . . . . . . . . . . . . . . . . . .       (1,476)      (1,664)
  Dividends paid   . . . . . . . . . . . . . . . . . . . . . . . . . .      (19,500)     (17,000)
                                                                          ---------    ---------
        Net cash used in financing activities  . . . . . . . . . . . .      (33,764)     (11,543)
                                                                          ---------    ---------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . .       4,008         (300)
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . .       7,858          318
                                                                          ---------    ---------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . .   $  11,866    $      18
                                                                          =========    =========





                             See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to prior year amounts to conform with current year presentation.

The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

CHANGE IN ACCOUNTING PRINCIPLE

Effective at the beginning of 1994, the Registrant adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). The adoption of FAS 115 had no material effect on the Registrant's consolidated financial statements.

INVESTMENTS

The Registrant's investment portfolio consists of both debt and equity securities. While it is the Registrant's intention to hold its debt securities until maturity and its equity securities long-term, the Registrant may sell certain of these securities in response to market conditions or business requirements. Therefore, upon adoption of FAS 115, effective January 1, 1994, the Registrant classified all of its investment portfolio as available for sale. Following the reclassification, the carrying amount of all debt securities then classified as available for sale was adjusted to fair value, and the resulting unrealized gain of $16.5 million, net of applicable income taxes, was recorded as an increase to the securities valuation adjustment component of stockholder's equity. At January 1, 1994 and March 31, 1994, the Registrant's consolidated stockholder's equity included net unrealized investment portfolio gains of $48.5 million and $28.4 million, net of applicable taxes, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 1994 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1993.

Income before income taxes for the three months ended March 31, 1994 was $61.9 million compared to $54.9 million for the three months ended March 31, 1993, an increase of $7.0 million (12.8%). The increase resulted primarily from: (i) an increase in the level of receivables outstanding as average finance receivables were $5.438 billion for the first three months of 1994 compared to $5.125 billion during the first three months of 1993 and (ii) a decrease in the cost of borrowed funds to 6.44% for the first three months of 1994 from 7.21% for the like period in 1993. This increase in income was partially offset by a decrease in yields on finance receivables. Due to declines in the cost of borrowed funds in all of the countries in which the Registrant operates, the Registrant has lowered the rate of interest it charges customers on finance receivables. As a result, interest income as a percent of average finance receivables (on an annualized basis) was 18.48% for the first three months of 1994 compared to 19.21% for the like period in 1993.

Revenues for the three months ended March 31, 1994 were $327.6 million compared to $327.1 million for the three months ended March 31, 1993. Although total revenues were relatively unchanged, revenues for the first three months of 1994 reflect an increase of approximately $16.7 million due to the higher level of receivables outstanding described above, largely offset by: (i) a decrease of approximately $9.7 million from the aforementioned decline in yields on finance receivables and (ii) a reduction in non-related insurance operation revenues due to a decrease in premiums earned.

FINANCIAL CONDITION

The Registrant utilizes a broad base of financial sources for its liquidity and capital requirements. Cash is provided from both operations and several different sources of borrowings, including unsecured borrowings under bank lines of credit, the issuance of commercial paper and sales of medium- and long-term debt in the U.S. and foreign financial markets.

During the first three months of 1994, the Registrant had $128.1 million of interest rate exchange agreements go into effect. These agreements, which have a weighted average original term of 4.7 years and expire through 1999, had the effect of fixing the rate of interest at approximately 6.1% on $128.1 million of variable rate borrowings at March 31, 1994.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Because the business of the Registrant involves the collection of numerous accounts, the validity of liens, accident and other damage or loss claims under many types of insurance, and compliance with state and federal consumer laws, the Registrant and its subsidiaries are plaintiffs and defendants in numerous legal proceedings, including individual and class action proceedings which seek compensatory, treble or punitive damages in substantial amounts. It is the opinion of the Registrant's management, based upon the advice of its counsel, that the aggregate liability from pending or threatened litigation will not have a material effect on the Registrant's net income or financial condition.

ITEM 2.    CHANGES IN SECURITIES

           Omitted in accordance with General Instruction H(2)(b).

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Omitted in accordance with General Instruction H(2)(b).

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Omitted in accordance with General Instruction H(2)(b).

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibit 12
                Statement of Computation of Number of Times Fixed Charges
                Earned

           (b)  Reports on Form 8-K
                No Report on Form 8-K has been filed during the quarter for which this report is filed.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AVCO FINANCIAL SERVICES, INC.
                                                    (Registrant)


Date       May 12, 1994              By              GARY L. FITE
        ------------------             -------------------------------------
                                                     GARY L. FITE
                                       Executive Vice President & Controller
                                              (Chief Accounting Officer)