Form 10-Q
period 1994-06-30
AVCO FINANCIAL SERVICES INC
filed 1994-08-11
CIK 8795

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended                June 30, 1994
                                    ------------------------------------------

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      (The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.)


                       Commission file number   0-6119
                                                ------

                         AVCO FINANCIAL SERVICES, INC.
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



            DELAWARE                                      13-2530491
- - -------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


              3349 Michelson Drive, Irvine, California     92715
- - --------------------------------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code         (714) 553-1200
                                                    ----------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

At June 30, 1994, the Registrant had 500,000 shares of common stock ($1 par value per share) outstanding, all of which are owned by Textron Inc.

                                                   AVCO FINANCIAL SERVICES, INC.


                                                               INDEX


PART I.  FINANCIAL INFORMATION

                                                                                                             PAGE
                                                                                                             ----

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheet at June 30, 1994
           and December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

           Consolidated Statement of Income for the three and
           six months ended June 30, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

           Consolidated Statement of Cash Flows for the six months ended
           June 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

           Note to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5



PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 2.    Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 3.    Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . .  7

Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7


SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         AVCO FINANCIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                      JUNE 30, 1994 AND DECEMBER 31, 1993

                                                                      1994                        1993
                                                                  ----------                   ----------
                                                                          (Thousands of dollars)

                                     ASSETS

Finance receivables . . . . . . . . . . . . . . . . . . . . . .   $5,633,230                    $5,469,563
  Allowance for losses  . . . . . . . . . . . . . . . . . . . .     (162,603)                     (155,015)
  Insurance reserves and claims . . . . . . . . . . . . . . . .     (237,016)                     (231,532)
                                                                   ----------                   ----------
                                                                   5,233,611                     5,083,016
Investments . . . . . . . . . . . . . . . . . . . . . . . . . .      654,399                       655,690
Property and equipment  . . . . . . . . . . . . . . . . . . . .       60,499                        59,636
Unamortized insurance policy acquisition costs  . . . . . . . .       35,697                        34,265
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,444                        23,130
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,447                         7,858
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      258,727                       259,365
                                                                  ----------                    ----------
    TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . .   $6,272,824                    $6,122,960
                                                                  ==========                    ==========

                                               LIABILITIES AND STOCKHOLDER'S EQUITY
Senior debt
  Commercial paper  . . . . . . . . . . . . . . . . . . . . . .   $1,902,696                    $1,933,570
  Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32,115                        25,493
  Savings deposits  . . . . . . . . . . . . . . . . . . . . . .        3,449                         5,032
  Notes . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,969,404                     2,831,419
                                                                  ----------                    ----------
                                                                   4,907,664                     4,795,514
Senior subordinated debt  . . . . . . . . . . . . . . . . . . .       16,080                        19,980
                                                                  ----------                    ----------
    Total debt  . . . . . . . . . . . . . . . . . . . . . . . .    4,923,744                     4,815,494
Accounts payable and accrued liabilities  . . . . . . . . . . .      248,891                       235,029
Insurance reserves and claims
  Unearned insurance premiums . . . . . . . . . . . . . . . . .      121,448                       121,694
  Losses and adjustment expenses  . . . . . . . . . . . . . . .       56,031                        59,171
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .       66,001                        64,061
                                                                  ----------                    ----------
    Total liabilities . . . . . . . . . . . . . . . . . . . . .    5,416,115                     5,295,449
                                                                  ----------                    ----------
Stockholder's equity
Common stock ($1 par value, 1,000,000 shares
  authorized; 500,000 shares outstanding) . . . . . . . . . . .          500                           500
Additional paid-in capital  . . . . . . . . . . . . . . . . . .      137,588                       137,588
Retained earnings . . . . . . . . . . . . . . . . . . . . . . .      817,864                       778,804
Securities valuation adjustment . . . . . . . . . . . . . . . .       19,093                        31,980
Currency translation adjustment . . . . . . . . . . . . . . . .     (118,336)                     (121,361)
                                                                  ----------                    ----------
    Total stockholder's equity  . . . . . . . . . . . . . . . .      856,709                       827,511
                                                                  ----------                    ----------
    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY  . . . . . . . .   $6,272,824                    $6,122,960
                                                                  ==========                    ==========



                            See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      PERIODS ENDED JUNE 30, 1994 AND 1993


                                                                Three Months Ended             Six Months Ended
                                                             ------------------------       ------------------------

                                                               1994            1993           1994            1993
                                                             --------        --------       --------        --------
                                                                              (Thousands of dollars)
REVENUES

Interest, discount and service charges . . . . . . . . .     $254,945        $248,183        $506,202       $494,292
Credit life, credit disability and
  casualty insurance premiums  . . . . . . . . . . . . .       69,478          69,768         132,764        138,954
Investment and other income (including
  capital gains and losses)  . . . . . . . . . . . . . .       12,412          11,345          25,435         23,174
                                                             --------        --------        --------       --------
    Total revenues . . . . . . . . . . . . . . . . . . .      336,835         329,296         664,401        656,420
                                                             --------        --------        --------       --------

EXPENSES
  Interest and debt expense  . . . . . . . . . . . . . .        78,595          79,211         156,873        162,192
  Provision for losses on collection of finance
    receivables, less recoveries . . . . . . . . . . . .        31,735          28,691          61,636         56,651
  Credit life, credit disability and casualty
    insurance losses and adjustment expenses,
    less recoveries  . . . . . . . . . . . . . . . . . .        31,200          33,760          61,649         66,809
  Amortization of insurance policy
  acquisition costs  . . . . . . . . . . . . . . . . . .        14,545          16,672          26,695         32,634
  Other operating expenses . . . . . . . . . . . . . . .       116,790         114,737         231,692        227,034
                                                              --------        --------        --------       --------
    Total expenses . . . . . . . . . . . . . . . . . . .       272,865         273,071         538,545        545,320
                                                              --------        --------        --------       --------

Income before income taxes  . . . . . . . . . . . . . . .       63,970          56,225        125,856         111,100
Income taxes  . . . . . . . . . . . . . . . . . . . . . .       24,235          20,852         47,296          41,237
                                                              --------        --------       --------        --------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .     $ 39,735        $ 35,373       $ 78,560        $ 69,863
                                                              ========        ========       ========        ========





                            See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                                                                       1994           1993
                                                                                    ----------     ----------
                                                                                      (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  78,560      $   69,863
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for losses on receivables. . . . . . . . . . . . . . . . . .           75,751          70,656
      Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,920           8,012
      Gain on sales of investments . . . . . . . . . . . . . . . . . . . . .           (1,029)           (516)
      Decrease (increase) in unamortized insurance policy
        acquisition costs  . . . . . . . . . . . . . . . . . . . . . . . . .           (1,566)          1,810
      Increase (decrease) in unearned insurance premiums and
        reserves for insurance losses.and adjustment expenses  . . . . . . .             (556)             83
      Increase (decrease) in accounts payable and accrued
        liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13,295          (9,470)
      Increase (decrease) in income taxes  . . . . . . . . . . . . . . . . .            1,134            (969)
      Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,562           4,319
                                                                                   ----------      ----------
      Net cash provided by operating activities . . . . . . . . . . . . . .           181,071         143,788
                                                                                   ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Loans originated or purchased . . . . . . . . . . . . . . . . . . . . . .        (1,793,320)     (1,571,209)
  Loans repaid or sold  . . . . . . . . . . . . . . . . . . . . . . . . . .         1,579,735       1,433,901
  Purchases of investments available for sale . . . . . . . . . . . . . . .           (82,504)
  Purchases of investments held for investment  . . . . . . . . . . . . . .                           (118,001)
  Proceeds from sales of investments available for sale . . . . . . . . . .            29,334           5,356
  Proceeds from maturities and calls of investments
    available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . .            39,083             955
  Proceeds from maturities and calls of investments
    held for investment . . . . . . . . . . . . . . . . . . . . . . . . . .                            94,117
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . .            (8,566)         (6,914)
                                                                                   ----------      ----------
      Net cash used in investing activities . . . . . . . . . . . . . . . .          (236,238)       (161,795)
                                                                                   ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in short-term debt . . . . . . . . . . . . . . . . .            (36,025)        258,123
  Proceeds from issuance of notes  . . . . . . . . . . . . . . . . . . . .            365,230         513,423
  Principal payments on notes  . . . . . . . . . . . . . . . . . . . . . .           (233,363)       (713,825)
  Decrease in savings deposits . . . . . . . . . . . . . . . . . . . . . .             (1,586)         (1,777)
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (39,500)        (34,500)
  Net cash provided by financing activities. . . . . . . . . . . . . . . .             54,756          21,444
                                                                                   ----------      ----------
Net increase (decrease) in cash  . . . . . . . . . . . . . . . . . . . . .               (411)          3,437
Cash at beginning of period  . . . . . . . . . . . . . . . . . . . . . . .              7,858             318
                                                                                   ----------      ----------
Cash at end of period  . . . . . . . . . . . . . . . . . . . . . . . . . .          $   7,447      $    3,755
                                                                                   ==========      ==========





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

INVESTMENTS

The Registrant's investment portfolio consists of both debt and equity securities. While it is the Registrant's intention to hold its debt securities until maturity and its equity securities long-term, the Registrant may sell certain of these securities in response to market conditions or business requirements. Therefore, upon adoption of FAS 115, effective January 1, 1994, the Registrant classified all of its investment portfolio as available for sale. Following the reclassification, the carrying amount of all debt securities then classified as available for sale was adjusted to fair value, and the resulting unrealized gain of $16.5 million, net of applicable income taxes, was recorded as an increase to the securities valuation adjustment component of stockholder's equity. At January 1, 1994 and June 30, 1994, the Registrant's consolidated stockholder's equity included net unrealized investment portfolio gains of $48.5 million and $19.1 million, net of applicable taxes, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1993.

Income before income taxes for the six months ended June 30, 1994 was $125.9 million compared to $111.1 million for the six months ended June 30, 1993, an increase of $14.8 million (13.3%). The increase resulted primarily from:
(i) an increase in the level of receivables outstanding as average finance receivables were $5.470 billion for the first six months of 1994 compared to $5.149 billion during the first six months of 1993; (ii) a decrease in the cost of borrowed funds to 6.43% for the first six months of 1994 from 7.02% for the like period in 1993; (iii) a decrease in insurance losses and policy acquisition costs; and (iv) an increase in investment income due to improving yields. This increase in income was partially offset by a decrease in yields on finance receivables. Due to declines in the cost of borrowed funds in all of the countries in which the Registrant operates, the Registrant lowered the rate of interest it charged to customers on finance receivables. As a result, interest income as a percent of average finance receivables (on an annualized basis) was 18.51% for the first six months of 1994 compared to 19.20% for the like period in 1993.

Revenues for the six months ended June 30, 1994 were $664.4 million compared to $656.4 million for the six months ended June 30, 1993. The net increase resulted primarily from: (i) an increase of approximately $35.2 million from the higher level of receivables outstanding described above and (ii) an increase in investment income due to improving yields. These increases were largely offset by: (i) a decrease of approximately $18.7 million from the aforementioned decline in yields on finance receivables and (ii) a reduction in non-related insurance operation revenues due to a decrease in premiums earned.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 1994 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1993.

Income before income taxes for the three months ended June 30, 1994 was $64.0 million compared to $56.2 million for the three months ended June 30, 1993, an increase of $7.8 million (13.8%). The increase in income resulted primarily from: (i) an increase in the level of receivables outstanding; (ii) a decrease in the cost of borrowed funds; (iii) a decrease in insurance losses and policy acquisition costs; and (iv) an increase in investment income due to improving yields. This increase in income was partially offset by a decrease in yields on finance receivables.

Revenues for the three months ended June 30, 1994 were $336.8 million compared to $329.3 million for the three months ended June 30, 1993. This increase resulted primarily from: (i) an increase of approximately $18.5 million from the higher level of receivables outstanding described above and (ii) an increase in investment income due to improving yields. These increases were largely offset by: (i) a decrease of approximately $9.0 million from the aforementioned decline in yields on finance receivables and (ii) a reduction in non-related insurance operation revenues due to a decrease in premiums earned.

FINANCIAL CONDITION

The Registrant utilizes a broad base of financial sources for its liquidity and capital requirements. Cash is provided from both operations and several different sources of borrowings, including unsecured borrowings under bank lines of credit, the issuance of commercial paper and sales of medium- and long-term debt in the U.S. and foreign financial markets.

During the first six months of 1994, the Registrant had $295.0 million of interest rate exchange agreements go into effect. Of these, $100.0 million expire in 1995 and had the effect of exchanging the indices used to determine interest expense under certain variable rate borrowings at June 30, 1994 for the purpose of better matching the rate of interest incurred on the Registrant's financing with the rate of interest earned on certain of the Registrant's variable rate finance receivables. The remainder of the agreements, which have a weighted average original term of 4.2 years and expire through 1999, had the effect of fixing the rate of interest at approximately 6.6% on $195.0 million of variable rate borrowings at June 30, 1994.

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


                                     AVCO FINANCIAL SERVICES, INC.
                                              (Registrant)


Date  August 10, 1994                By          GARY L. FITE
                                     -------------------------------------
                                                 GARY L. FITE
                                     Executive Vice President & Controller
                                           (Chief Accounting Officer)