Form 10-Q
period 1994-09-30
AVCO FINANCIAL SERVICES INC
filed 1994-11-10
CIK 8795

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         September 30, 1994

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         (The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.)


Commission file number   0-6119


                         AVCO FINANCIAL SERVICES, INC.
            (Exact name of Registrant as specified in its charter)



              DELAWARE                                   13-2530491
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


3349 Michelson Drive, Irvine, California                   92715
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code       (714) 553-1200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

At September 30, 1994, the Registrant had 500,000 shares of common stock ($1 par value per share) outstanding, all of which are owned by Textron Inc.

                         AVCO FINANCIAL SERVICES, INC.


                                     INDEX

PART I.   FINANCIAL INFORMATION                                                           PAGE
- -------------------------------                                                           ----
Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheet at September 30, 1994
               and December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . .   1

            Consolidated Statement of Income for the three and
               nine months ended September 30, 1994 and 1993 . . . . . . . . . . . . . .   2

            Consolidated Statement of Cash Flows for the nine months ended
               September 30, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . .   3

            Note to Consolidated Financial Statements  . . . . . . . . . . . . . . . . .   4

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . .   5



PART II.  OTHER INFORMATION
- ---------------------------

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . .  6

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .  7


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         AVCO FINANCIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                                          1994         1993
                                                       ----------   ----------
                                                       (Thousands of dollars)
                                    ASSETS
Finance receivables . . . . . . . . . . . . . . . .    $5,974,261   $5,469,563
Allowance for losses  . . . . . . . . . . . . . . .      (172,087)    (155,015)
Insurance reserves and claims . . . . . . . . . . .      (243,743)    (231,532)
                                                       ----------   ----------
                                                        5,558,431    5,083,016
Investments . . . . . . . . . . . . . . . . . . . .       675,762      655,690
Property and equipment  . . . . . . . . . . . . . .        62,069       59,636
Unamortized insurance policy acquisition costs  . .        39,430       34,265
Goodwill  . . . . . . . . . . . . . . . . . . . . .        22,120       23,130
Cash  . . . . . . . . . . . . . . . . . . . . . . .        15,745        7,858
Other . . . . . . . . . . . . . . . . . . . . . . .       265,876      259,365
                                                       ----------   ----------
     TOTAL ASSETS . . . . . . . . . . . . . . . . .    $6,639,433   $6,122,960
                                                       ==========   ==========

                     LIABILITIES AND STOCKHOLDER'S EQUITY
Senior debt
Commercial paper  . . . . . . . . . . . . . . . . .    $2,018,260   $1,933,570
Banks   . . . . . . . . . . . . . . . . . . . . . .         8,558       25,493
Savings deposits  . . . . . . . . . . . . . . . . .         4,954        5,032
Notes . . . . . . . . . . . . . . . . . . . . . . .     3,215,402    2,831,419
                                                       ----------   ----------
                                                        5,247,174    4,795,514
Senior subordinated debt  . . . . . . . . . . . . .         7,800       19,980
                                                       ----------   ----------
Total debt  . . . . . . . . . . . . . . . . . . . .     5,254,974    4,815,494
Accounts payable and accrued liabilities  . . . . .       247,068      235,029
Insurance reserves and claims
Unearned insurance premiums . . . . . . . . . . . .       134,248      121,694
Losses and adjustment expenses  . . . . . . . . . .        57,442       59,171
Income taxes  . . . . . . . . . . . . . . . . . . .        64,729       64,061
                                                       ----------   ----------
Total liabilities . . . . . . . . . . . . . . . . .     5,758,461    5,295,449
                                                       ----------   ----------

Stockholder's equity
Common stock ($1 par value, 1,000,000 shares
authorized; 500,000 shares outstanding) . . . . . .           500          500
Additional paid-in capital  . . . . . . . . . . . .       137,588      137,588
Retained earnings . . . . . . . . . . . . . . . . .       840,493      778,804
Securities valuation adjustment . . . . . . . . . .        12,873       31,980
Currency translation adjustment . . . . . . . . . .      (110,482)    (121,361)
                                                       ----------   ----------
Total stockholder's equity  . . . . . . . . . . . .       880,972      827,511
                                                       ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY  . . . .    $6,639,433   $6,122,960
                                                       ==========   ==========

                            See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                   PERIODS ENDED SEPTEMBER 30, 1994 AND 1993


                                                                   Three Months Ended              Nine Months Ended
                                                                ------------------------       ------------------------
                                                                  1994            1993            1994           1993
                                                                --------        --------       ----------      --------
                                                                              (Thousands of dollars)
REVENUES

Interest, discount and service charges  . . . . . . . . . . .   $263,577        $249,140       $  769,779      $743,432
Credit life, credit disability and
  casualty insurance premiums . . . . . . . . . . . . . . . . .   75,547          69,173          208,311       208,127
Investment and other income (including net
  capital gains and losses) . . . . . . . . . . . . . . . . . .   14,082          14,951           39,517        38,125
                                                                --------        --------       ----------      --------
 Total revenues . . . . . . . . . . . . . . . . . . . . . . . .  353,206         333,264        1,017,607       989,684
                                                                --------        --------       ----------      --------

EXPENSES
Interest and debt expense . . . . . . . . . . . . . . . . . . .   83,861          81,588          240,734       243,780
Provision for losses on collection of finance
  receivables, less recoveries  . . . . . . . . . . . . . . . .   33,976          29,491           95,612        86,142
Credit life, credit disability and casualty
  insurance losses and adjustment expenses,
  less recoveries . . . . . . . . . . . . . . . . . . . . . . .   32,930          32,935           94,579        99,744
Amortization of insurance policy
  acquisition costs . . . . . . . . . . . . . . . . . . . . . .   16,731          18,385           43,426        51,019
Other operating expenses  . . . . . . . . . . . . . . . . . . .  117,559         112,313          349,251       339,347
                                                                --------        --------       ----------      --------
 Total expenses . . . . . . . . . . . . . . . . . . . . . . . .  285,057         274,712          823,602       820,032
                                                                --------        --------       ----------      --------
Income before income taxes  . . . . . . . . . . . . . . . . . .   68,149          58,552          194,005       169,652
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .   25,520          21,728           72,816        62,965
                                                                --------        --------       ----------      --------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . $ 42,629        $ 36,824       $  121,189      $106,687
                                                                ========        ========       ==========      ========





                             See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                                      1994               1993
                                                                   ----------         ----------
                                                                      (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .    $  121,189         $  106,687
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for losses on receivables . . . . . . . . . . . . .       116,798            106,614
  Depreciation  . . . . . . . . . . . . . . . . . . . . . . . .        11,951             12,025
  Gain on sales of investments  . . . . . . . . . . . . . . . .        (2,823)            (3,460)
  Decrease (increase) in unamortized insurance policy
 acquisition costs  . . . . . . . . . . . . . . . . . . . . . .        (5,236)               977
  Increase in unearned insurance premiums and
 reserves for insurance losses and adjustment expenses  . . . .        17,480              6,921
  Increase in accounts payable and accrued
 liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .        10,139              6,284
  Increase (decrease) in income taxes . . . . . . . . . . . . .          (700)            10,322
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .        12,236             21,593
                                                                   ----------         ----------
      Net cash provided by operating activities . . . . . . . .       281,034            267,963
                                                                   ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated or purchased . . . . . . . . . . . . . . . . .    (2,935,368)        (2,468,985)
Loans repaid or sold  . . . . . . . . . . . . . . . . . . . . .     2,387,887          2,183,708
Purchases of investments available for sale . . . . . . . . . .      (142,996)            (6,447)
Purchases of investments held for investment  . . . . . . . . .                         (189,659)
Proceeds from sales of investments available for sale . . . . .        55,754              5,568
Proceeds from sales of investments held for investment  . . . .                           24,306
Proceeds from maturities and calls of investments
  available for sale  . . . . . . . . . . . . . . . . . . . . .        46,269              4,414
Proceeds from maturities and calls of investments
  held for investment . . . . . . . . . . . . . . . . . . . . .                          135,779
Capital expenditures  . . . . . . . . . . . . . . . . . . . . .       (13,759)           (13,125)
                                                                   ----------         ----------
      Net cash used in investing activities . . . . . . . . . .      (602,213)          (324,441)
                                                                   ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term debt . . . . . . . . . . . . . . . . . .        41,343            228,680
Proceeds from issuance of notes . . . . . . . . . . . . . . . .       945,722            820,898
Principal payments on notes   . . . . . . . . . . . . . . . . .      (598,395)          (934,228)
Decrease in savings deposits  . . . . . . . . . . . . . . . . .          (104)            (1,939)
Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . .       (59,500)           (52,000)
                                                                   ----------         ----------
 Net cash provided by financing activities  . . . . . . . . . .       329,066             61,411
                                                                   ----------         ----------
Net increase in cash  . . . . . . . . . . . . . . . . . . . . .         7,887              4,933
Cash at beginning of period . . . . . . . . . . . . . . . . . .         7,858                318
                                                                   ----------         ----------
Cash at end of period . . . . . . . . . . . . . . . . . . . . .    $   15,745         $    5,251
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

INVESTMENTS

The Registrant's investment portfolio consists of both debt and equity securities. While it is the Registrant's intention to hold its debt securities until maturity and its equity securities long-term, the Registrant may sell certain of these securities in response to market conditions or business requirements. Therefore, upon adoption of FAS 115, effective January 1, 1994, the Registrant classified all of its investment portfolio as available for sale. Following the reclassification, the carrying amount of all debt securities then classified as available for sale was adjusted to fair value, and the resulting unrealized gain of $16.5 million, net of applicable income taxes, was recorded as an increase to the securities valuation adjustment component of stockholder's equity. At January 1, 1994 and September 30, 1994, the Registrant's consolidated stockholder's equity included net unrealized investment portfolio gains of $48.5 million and $12.9 million, net of applicable taxes, respectively.

PART I.          FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1993.

Income before income taxes for the nine months ended September 30, 1994 was $194.0 million compared to $169.7 million for the nine months ended September 30, 1993, an increase of $24.3 million (14.3%). The increase resulted primarily from: (i) an increase in the level of receivables outstanding as average finance receivables were $5.564 billion for the first nine months of 1994 compared to $5.169 billion during the first nine months of 1993; (ii) a decrease in the cost of borrowed funds to 6.46% for the first nine months of 1994 from 7.02% for the like period in 1993; (iii) a decrease in insurance losses; (iv) a decrease in policy acquisition costs due to a reduction in non-related insurance operation premiums earned; and (v) an increase in investment income due to higher yields. This increase in income was partially offset by: (i) an increase in the provision for losses associated with the increase in finance receivables outstanding and (ii) a decline in yields on finance receivables. Due to declines in the cost of borrowed funds in all of the countries in which the Registrant operates, the Registrant lowered the rate of interest it charged to customers on finance receivables. As a result, interest income as a percent of average finance receivables (on an annualized basis) was 18.45% for the first nine months of 1994 compared to 19.18% for the like period in 1993.

Revenues for the nine months ended September 30, 1994 were $1,017.6 million compared to $989.7 million for the nine months ended September 30, 1993. The increase resulted primarily from : (i) an increase of approximately $59.3 million from the higher level of receivables outstanding and (ii) an increase in investment income due to higher yields. These increases were largely offset by: (i) a decrease of approximately $29.9 million from the decline in yields on finance receivables and (ii) a reduction in non-related insurance operation premiums earned.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1993.

Income before income taxes for the three months ended September 30, 1994 was $68.1 million compared to $58.6 million for the three months ended September 30, 1993, an increase of $9.5 million (16.2%). The increase resulted primarily from: (i) an increase in the level of receivables outstanding; (ii) a decrease in the cost of borrowed funds; and (iii) a decrease in policy acquisition costs. This increase in income was partially offset by: (i) an increase in the provision for losses associated with the increase in receivables outstanding and (ii) a decline in yields on finance receivables.

Revenues for the three months ended September 30, 1994 were $353.2 million compared to $333.3 million for the three months ended September 30, 1993. This increase resulted primarily from an increase of approximately $24.1 million from the higher level of receivables outstanding, partially offset by a decrease of approximately $11.2 from the decline in yields on finance receivables.

FINANCIAL CONDITION

The Registrant utilizes a broad base of financial sources for its liquidity and capital requirements. Cash is provided from both operations and several different sources of borrowings, including unsecured borrowings under bank lines of credit, the issuance of commercial paper and sales of medium and long-term debt in the U.S. and foreign financial markets.

During the first nine months of 1994, the Registrant had $421.6 million of interest rate exchange agreements go into effect. Of these, $150.0 million expire in 1995 and had the effect of exchanging the indices used to determine interest expense under certain variable rate borrowings at September 30, 1994 for the purpose of better matching the rate of interest incurred on the Registrant's financing with the rate of interest earned on certain of the Registrant's variable rate finance receivables. The remainder of the agreements, which have a weighted average original term of 3.8 years and expire through 1999, had the effect of fixing the rate of interest at approximately 7.0% on $271.6 million of variable rate borrowings at September 30, 1994.


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

             Omitted in accordance with General Instruction H(2)(b).


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Omitted in accordance with General Instruction H(2)(b).

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)     Exhibits
                     *(12) Statement of Computation of Number of Times Fixed Charges Earned

                     *(27) Financial Data Schedule

                     ----------------
                     * Filed herewith.

             (b)     Reports on Form 8-K
                     During the quarter ended September 30, 1994, the Registrant filed a report on Form 8-K dated July 26, 1994, relating to the Registrant's Registration Statement No. 33-50547 with respect to which the Registrant commenced an offering on July 20, 1994 of $200,000,000 of 7 1/4% Senior Notes due July 15, 1999 and a report on Form 8-K dated August 23, 1994, relating to the Registrant's Registration Statement No. 33-50547 with respect to which the Registrant commenced an offering on August 17, 1994 of $200,000,000 of 7 3/8% Senior Notes due August 15, 2001.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AVCO FINANCIAL SERVICES, INC.
                                       ---------------------------------------
                                                     (Registrant)


Date   November 9, 1994            By                GARY L. FITE
                                       ---------------------------------------
                                                     GARY L. FITE
                                        Executive Vice President & Controller
                                             (Chief Accounting Officer)