Form 10-K
period 1994-12-31
AVCO FINANCIAL SERVICES INC
filed 1995-03-28
CIK 8795

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     (THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.)

                           COMMISSION FILE NO. 0-6119

                         AVCO FINANCIAL SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-2530491
        (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

   3349 MICHELSON DRIVE, IRVINE, CALIFORNIA                         92715
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  714-553-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / / Not applicable.

     Aggregate market value of common stock:  Not applicable.

     At December 31, 1994, the Registrant had 500,000 shares of common stock ($1 par value per share) outstanding, all of which are owned by Textron Inc.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     Avco Financial Services, Inc., which was organized under the laws of Delaware on July 17, 1964, is the successor to the finance businesses of Seaboard Finance Company, originally established in 1927, and Delta Acceptance Corporation Limited, originally established in 1954. Unless the context otherwise requires, the term "Registrant" or "AFS" herein refers to Avco Financial Services, Inc. and its consolidated subsidiaries.

     All of the Registrant's outstanding common stock is owned by Textron Inc.

     The Registrant is principally engaged in consumer finance and insurance activities. The Registrant's finance operations mainly involve loans made by the Avco Financial Services Group. Such loans consist of consumer loans which are unsecured or secured by personal property and are in relatively small amounts and for relatively short periods; real estate loans which are secured by real property in larger amounts and for considerably longer periods; and retail installment contracts, principally covering personal property. As of December 31, 1994, the Registrant operated 1,198 finance offices located in all states of the United States (except Arkansas, Kansas, Maine, Michigan, Mississippi, Oklahoma, Texas and Vermont), the Commonwealth of Puerto Rico, the Virgin Islands, all Canadian provinces and the Yukon Territory, six Australian states and the Australian Capital Territory, Hong Kong, New Zealand, Spain and the United Kingdom. The Registrant's insurance business consists primarily of the sale of credit life, credit disability and casualty insurance offered by various subsidiaries (Avco Insurance Services Group), a significant part of which is directly related to the Registrant's finance activities.

     Effective the beginning of 1994, the Registrant acquired the interest of its joint venture partner in Spain. In September 1994, the Registrant commenced its finance operation in Hong Kong. To complement its existing operations in Australia, in January 1995, the Registrant purchased the stock of HFC of Australia Ltd. and its Australian subsidiaries (HFCA), subsidiaries of Household International, Inc. This acquisition will add approximately $436 million to the Registrant's finance receivable portfolio.

     For a summary of revenues, income before income taxes, and identifiable assets by industry segment, see Note 7 to the Consolidated Financial Statements of the Registrant.

     At December 31, 1994, the Registrant employed approximately 7,100 persons.

AVCO FINANCIAL SERVICES GROUP

  Finance Receivables

     The Registrant's finance receivable portfolio consisted of the following:

                                                             December 31,
                                       ---------------------------------------------------------
                                         1994        1993        1992        1991        1990
                                       ---------   ---------   ---------   ---------   ---------
                                                        (Thousands of dollars)
Consumer loans                        $2,721,905  $2,389,994  $2,275,016  $2,076,251  $2,135,214
Real estate loans                      2,415,621   2,260,815   2,141,900   1,995,075   1,783,254
Retail installment contracts           1,107,282     741,998     656,668     544,477     512,999
Other loans                               91,560      76,756      84,721     132,625     111,458
                                      ----------  ----------  ----------  ----------  ----------
     Total                            $6,336,368  $5,469,563  $5,158,305  $4,748,428  $4,542,925
                                      ==========  ==========  ==========  ==========  ==========

     The following table presents the Registrant's outstanding finance receivables by country:

                                                             December 31,
                                       ---------------------------------------------------------
                                         1994        1993        1992        1991        1990
                                       ---------   ---------   ---------   ---------   ---------
                                                        (Thousands of dollars)
Australia                              $ 611,087   $ 489,034   $ 455,771   $ 448,583   $ 439,905
Canada                                   908,339     874,277     835,942     966,898     970,117
United Kingdom                           587,972     467,363     434,498     423,354     406,985
United States                          4,140,094   3,638,889   3,432,094   2,909,593   2,725,918
Other Countries*                          88,876
                                      ----------  ----------  ----------  ----------  ----------
     Total                            $6,336,368  $5,469,563  $5,158,305  $4,748,428  $4,542,925
                                      ==========  ==========  ==========  ==========  ==========

- ---------------

* Includes the operations of Hong Kong, New Zealand and Spain.

     At December 31, 1994, finance receivables in the United States represented 65% of the Registrant's total finance receivables outstanding. At such date, receivables outstanding in no state exceeded 6% of the United States' portfolio, except California in which outstanding receivables represented 15% of the United States' portfolio and 10% of the consolidated portfolio.

     Receivable growth in international operations is affected by fluctuations in foreign currency exchange rates. Increases (decreases) in receivable growth due to foreign currency translation for the five years ended December 31, 1994 were $47.5 million in 1994, $(48.2) million in 1993, $(211.2) million in 1992,
$(16.2) million in 1991, and $42.8 million in 1990.

  Consumer Loans and Real Estate Loans

     The Registrant's consumer lending activities involve secured and unsecured installment loans to individuals. After repaying portions of their consumer loans, many customers take out new loans in amounts sufficient to pay off the balance of the existing loans and to supply additional needed money. Of the aggregate of 893,089 consumer and real estate loans written during the year ended December 31, 1994, approximately 52% included advances to refinance outstanding balances.

     The Registrant's real estate loans consist primarily of loans made to individuals which are secured by first or second mortgages on single family homes.

     A summary of the Registrant's consumer and real estate loan accounts written (excluding both refinanced balances and receivables acquired from other finance companies) and outstanding is as follows:

                                                        Year ended December 31,
                                       ---------------------------------------------------------
                                         1994        1993        1992        1991        1990
                                       ---------   ---------   ---------   ---------   ---------
                                                        (Thousands of dollars*)
New funds advanced
  Consumer loans
     Funds advanced                    $1,736,634  $1,474,139  $1,241,420  $1,115,497  $1,250,111
     Average amount                    $    2,014  $    1,836  $    1,705  $    1,563  $    1,563
  Real estate loans
     Funds advanced                    $  727,139  $  642,082  $  630,594  $  625,745  $  641,850
     Average amount                    $   23,714  $   21,022  $   20,357  $   20,391  $   19,907
Receivables outstanding at end of
  period
  Consumer loans
     Net balance                       $2,721,905  $2,389,994  $2,275,016  $2,076,251  $2,135,214
     Average amount                    $    2,725  $    2,407  $    2,214  $    2,139  $    2,085
  Real estate loans
     Net balance                       $2,415,621  $2,260,815  $2,141,900  $1,995,075  $1,783,254
     Average amount                    $   27,450  $   25,120  $   23,318  $   24,083  $   22,438

- ------------

* Except average amount.

  Retail Installment Contracts

     The Registrant's sales finance operations consist principally of the purchase, generally without recourse, of retail installment contracts from dealers in furniture, television sets, household appliances and floor coverings. Retail installment operations provide a source of new customers for consumer loan business. Retail installment contracts carry a lower profit margin than consumer loans, and the volume of such business tends to be more volatile.

     The following table summarizes retail installment contracts purchased (excluding contracts acquired from other finance companies) and outstanding:

                                                          Year ended December 31,
                                          --------------------------------------------------------
                                            1994         1993        1992        1991       1990
                                          ---------    ---------   ---------   --------   --------
                                                          (Thousands of dollars*)
Retail installment contracts purchased    $1,319,291   $1,041,981   $945,380   $784,957   $743,247
Retail installment contracts outstanding
  at end of period
     Net balance                          $1,107,282   $  741,998   $656,668   $544,477   $512,999
     Average amount                       $    1,042   $      859   $    808   $    821   $    804

- ------------

* Except average amount.

  Other Receivables

     At December 31, 1994, other receivables outstanding of $91.6 million consisted primarily of leasing receivables generated by the Registrant's United States leasing operation. Such leases are generally written for office equipment in amounts less than $9,000 and for periods generally not exceeding 4 years.

  Lending Policies

     In conducting lending activities, it is the policy of the Registrant to require a satisfactory credit history. Loans are made to individuals primarily on the basis of the borrower's income and are limited to amounts which the customer appears able to repay without hardship. Investigation of the creditworthiness of obligors is made either through credit agencies or by the Registrant's own agents. When security is taken in connection with a loan, the realizable value of the property on which liens are taken as security (except for real estate in which case the loan amount is limited to a maximum of 85% of the unencumbered appraised market value) is in many cases less than the amount of the related receivable.

     Subject to governmental restrictions, the Registrant makes loans secured by consumer goods for varying periods, with original contractual terms generally not exceeding 4 years. Loans secured by real estate generally do not exceed 15 years. During 1994, the weighted average maturity of real estate loans written was approximately 10 years. The Registrant purchases retail installment contracts with original contractual terms generally not exceeding 3 years.

  Nonearning Assets

     Accrual of interest income is suspended for accounts which are contractually delinquent by more than three payments. Once an account is suspended, subsequent interest income is recognized when collected.

     Nonearning assets represent those finance receivables on which both the accrual of interest income has been suspended and for which no payment of principal or interest has been received for more than 30 days. Nonearning assets totaled approximately $81.3 million at December 31, 1994 and $75.1 million at December 31, 1993.

  Loss Experience

     Provisions for losses on receivables are charged to income in amounts sufficient to maintain the allowance at a level adequate to cover the losses of principal and interest in the existing receivable portfolio. The determination of an appropriate allowance for losses is based upon loss experience and payment history.

     It is the Registrant's policy to write off accounts when they are deemed uncollectible, but in any event, all accounts for which an amount aggregating a full contractual payment has not been received for six consecutive months are written off.

     Foreclosed real estate loans are transferred out of finance receivables into other assets at the lower of fair value (less estimated costs to sell) or the outstanding loan balance. The difference between the amount transferred and the outstanding loan balance is written off. Subsequent gains and losses on the disposition of real estate owned are reflected in other operating expenses. At December 31, 1994 and 1993, real estate owned was $35.5 million and $43.3 million, respectively.

     The allowance for losses at December 31, 1994 was $180.6 million or 2.85% of finance receivables then outstanding; such allowance at December 31, 1993 was $155.0 million or 2.83% of finance receivables outstanding. See Note 2 to the Consolidated Financial Statements of the Registrant for an analysis of the allowance for losses for the five years ended December 31, 1994. The following table shows gross and net write-offs, the percentages which these items bear to average finance receivables and the amount of the provision for losses charged to income (less recoveries):

                                       Gross write-offs      Recoveries       Net write-offs
                                    ----------------------      from      ----------------------
                                               Percentage    receivables             Percentage    Provision
                                               of average    previously              of average    for losses
                                                 finance      written                  finance        less
            Year ended               Amount    receivables      off        Amount    receivables   recoveries
- ----------------------------------  --------   -----------   ----------   --------   -----------   ----------
                                                             (Thousands of dollars)
December 31, 1994                   $141,886       2.5%       $ 28,452    $113,434       2.0%       $ 136,101
December 31, 1993                    138,104       2.7          26,611     111,493       2.1          120,694
December 31, 1992                    136,795       2.7          26,797     109,998       2.2          118,251
December 31, 1991                    132,816       2.9          23,798     109,018       2.4          114,222
December 31, 1990*                    95,501       2.3          18,383      77,118       1.8           94,291

- ------------

* Excludes $33.9 million of gross write-offs resulting from a change in the Registrant's write-off policy. Including such write-offs, gross write-offs as a percentage of average finance receivables was 3.1% and net write-offs as a percentage of average finance receivables was 2.7%.

     Effective in 1994, the Registrant changed its reporting of deliquency for real estate and consumer loans from a recency of payment basis to a contractual basis. The following table presents for the five years ended December 31, 1994 loans on which one or more installments were more than 60 days past due (expressed as a percentage of the related gross receivables outstanding):

                                              Real Estate     Other      Total
                          Year ended             Loans        Loans*     Loans
                    ----------------------    -----------     ------     -----
                    December 31, 1994            1.29%         2.84%     2.28%
                    December 31, 1993            1.45%         3.12%     2.46%
                    December 31, 1992            1.37%         3.77%     2.80%
                    December 31, 1991            1.51%         4.17%     3.08%
                    December 31, 1990            1.33%         4.16%     3.09%

- ---------------

* Includes consumer loans and retail installment contracts.

  Sources of Funds

     The Registrant's finance operations are financed from its common stock, additional paid-in capital, retained earnings, unsecured borrowings against bank lines of credit, unsecured commercial paper borrowings and unsecured medium- and long-term borrowings.

     The cost of borrowing, which is generally affected by changes in interest rates, represents a material expense of the Registrant. Since the maximum rates which the Registrant may charge on certain consumer loans are limited by law in many jurisdictions in the United States (see "Regulation"), any rise in prevailing interest rates adversely affects the profitability of the Registrant's finance operations.

     The Registrant's average annual cost of borrowed funds for each fiscal year 1994 through 1990 was as follows: 1994 -- 6.63%; 1993 -- 6.97%; 1992 -- 8.11%;
1991 -- 9.73%; and 1990 -- 10.69%.

AVCO INSURANCE SERVICES GROUP

     The Registrant, through the Avco Insurance Services Group, is engaged in the credit life, credit disability and casualty insurance business in most states of the United States, all Canadian provinces, seven Australian jurisdictions and New Zealand. Where applicable laws permit, the Registrant makes available to customers credit life, credit disability and casualty insurance through the Avco Financial Services Group or independent companies. During 1994, approximately 72% of the Group's credit life and credit disability insurance business and approximately 26% of its casualty insurance business was derived from the Registrant's finance customers.

The Group's remaining credit life, credit disability and casualty insurance business is written with customers directly by the Group or through independent agents.

     The Group's casualty business consists primarily of insurance covering collateral protection, involuntary unemployment, personal property and automobile physical damage.

     The following table summarizes the results of operations of the Avco Insurance Services Group by major line of business included in the consolidated financial statements of the Registrant:

                                                            Year ended December 31,
                                              ----------------------------------------------------
                                                1994       1993       1992       1991       1990
                                              --------   --------   --------   --------   --------
                                                              (Thousands of dollars)
Credit Life, Credit Disability and Other
  Premiums written                            $151,370   $135,218   $123,863   $105,987   $133,368
                                              ========   ========   ========   ========   ========
  Premiums earned                             $131,840   $127,458   $123,122   $124,468   $123,190
  Investment income                             20,239     19,793     19,366     22,157     23,694
  Losses and adjustment expenses, less
     recoveries                                (58,268)   (59,306)   (56,181)   (54,240)   (53,837)
  Expenses                                     (55,019)   (54,826)   (51,923)   (48,495)   (47,280)
  Income taxes                                 (11,567)   (10,514)   (10,840)   (13,719)   (13,500)
                                              --------   --------   --------   --------   --------
  Income before cumulative effect of changes
     in accounting principles                   27,225     22,605     23,544     30,171     32,267
  Cumulative effect of changes in accounting
     principles                                                       (1,788)
                                              --------   --------   --------   --------   --------
  Net income                                  $ 27,225   $ 22,605   $ 21,756   $ 30,171   $ 32,267
                                              ========   ========   ========   ========   ========
Casualty
  Premiums written                            $173,380   $158,645   $151,146   $167,498   $153,368
                                              ========   ========   ========   ========   ========
  Premiums earned                             $155,538   $150,954   $151,886   $159,477   $138,601
  Investment income                             24,085     23,532     23,168     26,287     28,833
  Losses and adjustment expenses, less
     recoveries                                (69,417)   (72,764)   (80,957)   (75,871)   (61,928)
  Expenses                                     (82,848)   (82,894)   (75,369)   (81,642)   (76,248)
  Income taxes                                  (8,966)    (5,004)    (4,762)    (8,371)    (9,782)
                                              --------   --------   --------   --------   --------
  Income before cumulative effect of changes
     in accounting principles                   18,392     13,824     13,966     19,880     19,476
  Cumulative effect of changes in accounting
     principles                                                       (1,788)
                                              --------   --------   --------   --------   --------
  Net income                                  $ 18,392   $ 13,824   $ 12,178   $ 19,880   $ 19,476
                                              ========   ========   ========   ========   ========
Total Operations
  Premiums written                            $324,750   $293,863   $275,009   $273,485   $286,736
                                              ========   ========   ========   ========   ========
  Premiums earned                             $287,378   $278,412   $275,008   $283,945   $261,791
  Investment income(1)                          44,324     43,325     42,534     48,444     52,527
  Losses and adjustment expenses, less
     recoveries                               (127,685)  (132,070)  (137,138)  (130,111)  (115,765)
  Expenses                                    (137,867)  (137,720)  (127,292)  (130,137)  (123,528)
  Income taxes                                 (20,533)   (15,518)   (15,602)   (22,090)   (23,282)
                                              --------   --------   --------   --------   --------
  Income before cumulative effect of changes
     in accounting principles                   45,617     36,429     37,510     50,051     51,743
  Cumulative effect of changes in accounting
     principles                                                       (3,576)
                                              --------   --------   --------   --------   --------
  Net income                                  $ 45,617   $ 36,429   $ 33,934   $ 50,051   $ 51,743
                                              ========   ========   ========   ========   ========

- ------------

(1) Investment income includes capital gains (losses) of $2.8 million, $4.3 million, $3.1 million, $4.7 million, and $(.2) million for the years 1994 through 1990, respectively.

     Included in the assets of the Avco Insurance Services Group at December 31, 1994 were investments in securities carried at $629.7 million for which the aggregate cost was $653.0 million. At December 31, 1994, the Avco Insurance Services Group carried a valuation adjustment for its investments totaling $15.1 million. This valuation adjustment represents the excess of aggregate cost over aggregate estimated fair value of its securities (net of applicable taxes).

     The composition of invested assets of the Avco Insurance Services Group at December 31, 1994 and 1993 and the returns on such investments for the years then ended were as follows:

                                                         1994                     1993
                                                 --------------------     --------------------
                                                  Amount      Percent      Amount      Percent
                                                 --------     -------     --------     -------
                                                            (Thousands of dollars)
    Composition of Invested Assets
      Equities, at market
         Preferred                               $  4,727          .7%    $  8,032         1.3%
         Common                                    14,342         2.2       42,615         6.9
      Bonds, available for sale(1)(2)             554,146        84.4       59,812         9.7
      Bonds held for investment, at cost(1)                                451,356        73.5
      Commercial paper, at estimated fair value
         (approximates cost)                       54,242         8.3       41,082         6.7
      Real estate, net of debt                      3,633          .6        3,359          .5
      Other invested assets                         4,661          .7        5,457          .9
      Cash                                         20,445         3.1        3,001          .5
                                                 --------       -----     --------       -----
              Total                              $656,196       100.0%    $614,714       100.0%
                                                 ========       =====     ========       =====
    Return on Invested Assets
      Investment income (before taxes)(3)        $ 44,324                 $ 43,325
      Mean invested assets                       $627,397                 $609,752
      Return on mean invested assets, before
         taxes                                        7.1%                     7.1%
      Return on mean invested assets, after
         taxes                                        4.9%                     5.1%

- ------------

(1) Substantially all of the Registrant's bond portfolio is in investment grade securities.

(2) Bonds available for sale were carried at estimated fair value in 1994 and at lower of aggregate amortized cost or market in 1993. See Note 1 to the Consolidated Financial Statements of the Registrant.

(3) Includes capital gains and losses set forth in note (1) to the immediately preceding table.

OPERATIONS BY GEOGRAPHIC AREA

     The Registrant's foreign operations are conducted primarily in Australia, Canada and the United Kingdom. At December 31, 1994, the Registrant operated 122 finance offices in Australia, 215 in Canada and 92 in the United Kingdom. In these countries, the Registrant engages primarily in consumer finance and related insurance activities similar to those conducted in the United States. At December 31, 1994, the percentage of finance receivables of the Australian, Canadian and United Kingdom finance operations in relation to the Registrant's total finance receivables was 10%, 14% and 9%, respectively. Operations in these countries are subject to regulation and competition comparable to that existing in the United States. See "Regulation" and "Competition". The Registrant commenced operations in Hong Kong, New Zealand and Spain in 1994, 1990 and 1992, respectively. Such operations are not individually material to the Registrant's consolidated financial position or results of operations. For a summary of revenues, income before income taxes and identifiable assets by geographic area, see Note 7 to the Consolidated Financial Statements of the Registrant.

REGULATION

     The Registrant's loan business is regulated by laws which are in force in certain jurisdictions in which the Registrant operates and which, among other things, generally limit maximum charges for loans, the maximum amount and terms thereof. In recent years, the trend of state legislation has been to deregulate interest rates or to increase the maximum rates permitted to be charged. In jurisdictions within Australia, the United Kingdom and the United States, laws also require that each office conducting a consumer loan business be separately licensed. Such licenses have limited terms, but are renewable, and are subject to revocation for cause. Laws under which the Registrant operates also require disclosure to customers of the annual simple interest rate and other basic terms of most credit transactions and give customers a limited right to cancel certain loans and retail installment contracts without penalty.

     In addition, in certain jurisdictions in which the Registrant operates, the retail installment business conducted by it is subject to regulatory legislation which, among other things, limits the rates which may be charged and requires disclosure to customers as to the terms of the financing transactions.

     The insurance businesses have been subject for many years to licensing and detailed regulation by state authorities, and the rates charged on certain lines of insurance are subject to governmental limitation and change. In recent years, the rates which may be charged on credit life insurance generally have been reduced by the regulatory authorities. In recent years, certain states have recently enacted legislation providing for the reduction of premiums on certain lines of property and casualty insurance. The state insurance regulations also include limitations on the amounts of dividends that can be paid by insurance companies.

     The laws of many states in which the Registrant's insurance subsidiaries are admitted to do business require as a condition of admission that all insurance companies so admitted collectively guarantee to policyholders the solvency of other insurance companies admitted in the particular state. The Registrant's insurance subsidiaries have not been required to date to make any significant payments pursuant to such guarantees. While the amount of any assessments which may be made in the future cannot be predicted, the Registrant does not believe the total assessments, if any, will be material to its net income or financial condition.

COMPETITION

     The consumer finance business is highly competitive. The Registrant's competitors include not only other companies operating under consumer loan laws, but also other types of lending institutions not so regulated and usually not limited in the size of their loans, such as companies which finance the sale of their own merchandise or the merchandise of others, industrial banks, the personal loan departments of commercial banks and credit unions. The most serious competition is offered by commercial banks and credit unions. The effective interest rates charged by these lenders are usually lower than the rates charged by the Registrant. The Registrant's insurance businesses, to the extent that they are not related to the Registrant's finance activities, compete with many other insurance companies offering similar products.

ITEM 2.  PROPERTIES

     Almost all of the offices of the Registrant are occupied under leases. Reference is made to Note 9 to the Consolidated Financial Statements of the Registrant for information concerning the Registrant's lease obligations. The Registrant does not own any substantial amount of physical property other than properties acquired by enforcing security interests and office furniture and fixtures. Of the 1,198 loan offices which the Registrant operated at December 31, 1994, 754 were located in the United States, the Virgin Islands and the Commonwealth of Puerto Rico, 215 in Canada, 122 in Australia and 92 in the United Kingdom.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted in accordance with General Instruction J(2)(c).

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Textron Inc. owns all of the outstanding common stock of the Registrant.

     Dividends of $81.0 million and $71.0 million were declared and paid in 1994 and 1993, respectively. See Note 8 to the Consolidated Financial Statements of the Registrant regarding restrictions as to dividend availability.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial information has been derived from the Consolidated Financial Statements for the five years ended December 31, 1994 and is reported upon in the "Report of Independent Auditors" included on page 11. The information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Consolidated Financial Statements and accompanying notes, included elsewhere in this report.

                                                        Year ended December 31,
                                      ----------------------------------------------------------
                                         1994        1993        1992        1991        1990
                                      ----------  ----------  ----------  ----------  ----------

                                                        (Thousands of dollars)
REVENUES AND INCOME
  Revenues                            $1,388,234  $1,324,064  $1,340,834  $1,321,823  $1,251,600
                                      ==========  ==========  ==========  ==========  ==========
  Income Before Income Taxes          $  259,110  $  225,784  $  203,913  $  196,886  $  189,052
  Income taxes                            96,781      83,755      75,887      72,286      71,177
                                      ----------  ----------  ----------  ----------  ----------
  Income before cumulative effect of
     changes in accounting principles    162,329     142,029     128,026     124,600     117,875
  Cumulative effect of changes in
     accounting principles(1)                                    (24,328)
                                      ----------  ----------  ----------  ----------  ----------
  Net Income                          $  162,329  $  142,029  $  103,698  $  124,600  $  117,875
                                      ==========  ==========  ==========  ==========  ==========
  Ratio of Income to Fixed Charges(2)     1.7         1.7         1.5         1.5         1.5
                                      ==========  ==========  ==========  ==========  ==========
FINANCIAL CONDITION
  Receivables Outstanding             $6,336,368  $5,469,563  $5,158,305  $4,748,428  $4,542,925
  Investments                            704,244     655,690     586,339     575,468     558,043
  Consolidated Assets                  7,038,291   6,122,960   5,785,967   5,334,177   5,084,640
  Debt (excludes savings deposits)
     Commercial paper and banks        2,430,291   1,959,063   1,580,021   1,206,954   1,210,267
     Notes                             3,168,178   2,851,399   2,987,467   2,973,056   2,785,587
  Stockholder's Equity                   893,744     827,511     753,071     744,560     673,718

- ------------

     (1) Effective at the beginning of 1992, the Registrant adopted Statements of Financial Accounting Standards Nos. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and 109, "Accounting for Income Taxes".

     (2) See Note 1 to the Consolidated Financial Statements of the Registrant for computation of "Ratio of Income to Fixed Charges".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     1994 vs. 1993 -- Income before income taxes for the year ended December 31, 1994 was $259.1 million compared to $225.8 million for the year ended December 31, 1993, an increase of $33.3 million (14.8%). This increase resulted primarily from: (i) an increase in the level of receivables outstanding as average finance receivables were $5.696 billion for 1994 compared to $5.208 billion for 1993;
(ii) a decrease in the cost of borrowed funds to 6.63% for 1994 from 6.97% for 1993; (iii) a decrease in insurance losses in both the finance related and independent insurance operations; (iv) a decrease in policy acquisition costs due to a reduction in non-finance related insurance operation premiums earned; and (v) an increase in investment income due primarily to an increase in invested assets. This increase in income was partially offset by: (i) an increase in the provision for losses associated with the increase in receivables outstanding and (ii) a decline in yields on finance receivables. Interest income as a percent of average finance receivables was 18.39% for 1994 compared to 19.10% for 1993. Although 1994 yields were below 1993 levels, in response to increasing cost of funds, the Registrant began increasing the interest rates it charges its finance customers in the second half of 1994.

     Revenues for 1994 were $1.388 billion compared to $1.324 billion for 1993, an increase of $64 million (4.8%). This increase resulted primarily from the aforementioned increase in the level of receivables outstanding and was partially offset by a decrease of approximately $38.8 million from the decline in yields on finance receivables.

     1993 vs. 1992 -- Income before income taxes for the year ended December 31, 1993 was $225.8 million compared to $203.9 million for the year ended December 31, 1992, an increase of $21.9 million (10.7%). This increase resulted primarily from: (i) a decrease in the cost of borrowed funds to 6.97% for 1993 from 8.11% for 1992; (ii) an increase in the level of receivables outstanding as average finance receivables were $5.208 billion for 1993 compared to $4.999 billion for 1992; and (iii) a decrease in insurance losses as 1992 included losses related to Hurricanes Andrew and Iniki. This increase in income was partially offset by:
(i) higher insurance commissions on non-related insurance business and (ii) a decrease in yields on finance receivables. Due to the declining cost of borrowed funds in all of the countries in which the Registrant operates, the Registrant in 1993 lowered the rate of interest it charges customers on finance receivables. As a result, interest income as a percent of average finance receivables was 19.10% for 1993 compared to 20.30% for 1992.

     Revenues for 1993 were $1.324 billion compared to $1.341 billion for 1992, a decrease of $17 million (1%). This decrease in revenues was due to: (i) a decrease of approximately $56.6 million due to the decline in yields on finance receivables described above and (ii) a decrease of approximately $46.0 million due to a decline in the foreign exchange translation rates at December 31, 1993 as compared to December 31, 1992. These factors were largely offset by the aforementioned increase in the level of receivables outstanding.

LIQUIDITY/CAPITAL RESOURCES

     The Registrant consists of the Avco Financial Services Group and Avco Insurance Services Group. The insurance operations have historically generated positive cash flows sufficient to preclude the need for borrowings.

     The Registrant utilizes a broad base of financial sources for its liquidity and capital requirements. Cash is provided from both operations and several different sources of borrowings, including unsecured borrowings under bank lines of credit, the issuance of commercial paper and sales of medium- and long-term debt in the U.S. and foreign financial markets.

     At December 31, 1994, the Registrant had interest rate exchange agreements which had the effect of fixing the rate of interest at approximately 8.2% on $748.5 million of variable rate borrowing (primarily commercial paper which had a weighted average interest rate of 4.8% for the year ended December 31, 1994). The agreements, which expire through 2000, had a weighted average original term of 3.4 years. By utilizing medium- and long-term fixed rate financing, as well as interest rate exchange agreements, the Registrant had a ratio of fixed rate debt to total debt of 57% at December 31, 1994. See Note 5 to the Consolidated Financial Statements of the Registrant for additional information regarding interest rate exchange agreements.

     For liquidity purposes, the Registrant has a policy of maintaining sufficient unused bank lines of credit to support its outstanding commercial paper. The commercial paper coverage ratio at December 31, 1994, adjusted for the inclusion of certain qualifying investments of the Registrant's insurance group, was 100%. For further information regarding commercial paper and bank lines of credit, see Note 5 to the Consolidated Financial Statements of the Registrant.

     At December 31, 1994, $2.42 billion (38%) of the Registrant's finance receivables were represented by residential real estate loans, secured primarily by first and second mortgages on single family homes, and averaged $27 thousand in outstanding principal balance per loan. Such loans are geographically dispersed among many customers and the loan amounts are limited to a maximum of 85% of the unencumbered appraised market value at the date of the loans, although most loans are made at significantly lower loan to value ratios. The Registrant believes that substantially all such loans remain fully secured.

     Foreclosed real estate loans are transferred out of finance receivables into other assets at the lower of fair value (less estimated costs to sell) or the outstanding loan balance. The carrying value of real estate owned is periodically reevaluated and, where appropriate, adjustments are made through a valuation allowance to reflect subsequent decreases in fair value. At December 31, 1994, real estate classified in other assets aggregated $35.5 million.

     At December 31, 1994, the Registrant had an investment portfolio of $704.2 million, primarily represented by high quality, investment grade debt securities. Such portfolio included $36.9 million ($35.0 million market value) of mortgage-backed securities, including $27.4 million guaranteed by the U.S. Government or agencies thereof.

     The amount of net assets of the Registrant available for cash dividends and other payments to its parent, Textron Inc., is restricted by the terms of lending agreements and insurance statutory requirements. The Registrant paid dividends of $81.0 million, $71.0 million and $64.4 million to Textron Inc. in 1994, 1993 and 1992, respectively. See Note 8 to the Consolidated Financial Statements of the Registrant for restrictions.

     Effective at the beginning of 1994, the Registrant adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). FAS 115 establishes new, more restrictive criteria to be used in determining which debt securities can be carried in the financial statements at amortized cost. The Registrant determined that all of its investment portfolio should be considered availiable for sale and carried at estimated fair value. Net unrealized gains of approximately $16.5 million, net of applicable income taxes, relating to the debt securities classified in the available for sale portfolio at the date of adoption (January 1, 1994), were recorded as an increase to a separate component of stockholder's equity. In accordance with FAS 115, prior year's financial statements have not been restated to reflect the change in accounting principles. The adoption of FAS 115 had no effect on the Registrant's net income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Avco Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of Avco Financial Services, Inc. as of December 31, 1994 and 1993 and the related consolidated statements of income, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the accompanying index to financial statements at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avco Financial Services, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in notes to the consolidated financial statements, AFS changed its method of accounting for investments in 1994 and changed its methods of accounting for postretirement benefits other than pensions and for income taxes in 1992.

We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1992, 1991 and 1990, and the related consolidated statements of income, cash flows, and changes in stockholder's equity for the years ended December 31, 1991 and 1990 (none of which are presented separately herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ended December 31, 1994, appearing on page 8, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

                                                               ERNST & YOUNG LLP

Orange County, California
February 2, 1995

                         AVCO FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                            December 31,
                                                                      -------------------------
                                                                         1994           1993
                                                                      ----------     ----------
                                                                       (Thousands of dollars)
                                            ASSETS
Finance receivables -- net                                            $5,904,841     $5,083,016
Investments                                                              704,244        655,690
Property and equipment                                                    65,188         59,636
Insurance policy acquisition costs                                        42,932         34,265
Goodwill                                                                  21,770         23,130
Cash                                                                      21,817          7,858
Other                                                                    277,499        259,365
                                                                      ----------     ----------
          TOTAL ASSETS                                                $7,038,291     $6,122,960
                                                                      ==========     ==========

                             LIABILITIES AND STOCKHOLDER'S EQUITY
Debt                                                                  $5,603,273     $4,815,494
Accounts payable and accrued liabilities                                 271,480        235,029
Insurance reserves and claims
  Unearned insurance premiums                                            146,163        121,694
  Losses and adjustment expenses                                          55,297         59,171
Income taxes                                                              68,334         64,061
                                                                      ----------     ----------
          Total liabilities                                            6,144,547      5,295,449
                                                                      ----------     ----------
Stockholder's equity
  Common stock ($1 par value, 1,000,000 shares authorized;
     500,000 shares outstanding)                                             500            500
  Additional paid-in capital                                             137,588        137,588
  Retained earnings                                                      860,133        778,804
  Securities valuation adjustment                                          8,278         31,980
  Currency translation adjustment                                       (112,755)      (121,361)
                                                                      ----------     ----------
          Total stockholder's equity                                     893,744        827,511
                                                                      ----------     ----------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                  $7,038,291     $6,122,960
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

                         AVCO FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                  Year ended December 31,
                                                           --------------------------------------
                                                              1994          1993          1992
                                                           ----------    ----------    ----------
                                                                   (Thousands of dollars)
REVENUES
  Interest, discount and service charges                   $1,047,783    $  994,731    $1,014,505
  Credit life, credit disability and casualty insurance
     premiums                                                 287,378       278,412       275,008
  Investment and other income (including net realized
     investment gains)                                         53,073        50,921        51,321
                                                           ----------    ----------    ----------
          Total revenues                                    1,388,234     1,324,064     1,340,834
EXPENSES
  Interest and debt expense
     Interest on notes                                        212,422       212,495       264,065
     Amortization of debt expense                               3,555         3,715         3,363
     Interest on commercial paper, bank loans and other
       indebtedness                                           119,717       108,483       103,501
                                                           ----------    ----------    ----------
          Total                                               335,694       324,693       370,929
  Salaries, wages, and other employee benefits                263,670       252,066       252,832
  Provision for losses on collection of finance
     receivables, less recoveries                             136,101       120,694       118,251
  Credit life, credit disability and casualty insurance
     losses and adjustment expenses, less recoveries          127,685       132,070       137,138
  Amortization of insurance policy acquisition costs           61,531        67,039        59,879
  Other operating expenses                                    204,443       201,718       197,892
                                                           ----------    ----------    ----------
          Total expenses                                    1,129,124     1,098,280     1,136,921
                                                           ----------    ----------    ----------
Income before income taxes                                    259,110       225,784       203,913
Income taxes                                                   96,781        83,755        75,887
                                                           ----------    ----------    ----------
Income before cumulative effect of changes in accounting
  principles                                                  162,329       142,029       128,026
Cumulative effect of changes in accounting principles:
     Postretirement benefits other than pensions, net of
       income taxes                                                                       (18,890)
     Income taxes                                                                          (5,438)
                                                           ----------    ----------    ----------
NET INCOME                                                 $  162,329    $  142,029    $  103,698
                                                           ==========    ==========    ==========
Ratio of income to fixed charges                              1.7           1.7           1.5
                                                           ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                         AVCO FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   Year ended December 31,
                                                          ----------------------------------------
                                                             1994           1993          1992
                                                          -----------    -----------   -----------
                                                                 (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $   162,329    $   142,029   $   103,698
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of changes in accounting
       principles                                                                           24,328
     Provision for losses on receivables                      164,553        147,305       145,048
     Depreciation                                              16,329         16,168        16,092
     Gain on sales of investments                              (2,845)        (4,335)       (3,084)
     Decrease (increase) in insurance policy acquisition
       costs                                                   (8,844)           443         4,992
     Increase (decrease) in unearned insurance premiums
       and reserves for insurance losses and adjustment
       expenses                                                34,702         16,109        (4,386)
     Increase in accounts payable and accrued
       liabilities                                             34,984          2,778        12,254
     Increase in income taxes                                   2,624          7,070         1,247
     Other - net                                                 (654)        28,276       (15,784)
                                                          -----------    -----------   -----------
          Net cash provided by operating activities           403,178        355,843       284,405
                                                          -----------    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased              (4,143,681)    (3,392,345)   (3,097,325)
  Finance receivables repaid or sold                        3,181,633      2,896,021     2,688,113
  Purchases of investments available for sale                (187,444)       (37,877)
  Purchases of investments held for investment                              (248,947)     (198,807)
  Proceeds from sales of investments available for sale        55,384          5,368
  Proceeds from sales of investments held for investment                     109,269        64,261
  Proceeds from maturities and calls of investments
     available for sale                                        56,306          5,674
  Proceeds from maturities and calls of investments held
     for investment                                                          121,371       145,706
  Capital expenditures                                        (19,897)       (18,486)      (16,148)
  Cash used in acquisition of assets of USA Financial
     Services, Inc., net of cash acquired                                                 (285,334)
                                                          -----------    -----------   -----------
          Net cash used by investing activities            (1,057,699)      (559,952)     (699,534)
                                                          -----------    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in short-term debt                                 446,121        392,095       340,046
  Proceeds from issuance of notes                           1,029,764      1,016,140       857,289
  Principal payments on notes                                (726,158)    (1,125,045)     (731,991)
  Decrease in savings deposits                                   (247)          (541)         (169)
  Dividends paid                                              (81,000)       (71,000)      (64,400)
                                                          -----------    -----------   -----------
          Net cash provided by financing activities           668,480        211,649       400,775
                                                          -----------    -----------   -----------
Net increase (decrease) in cash                                13,959          7,540       (14,354)
Cash at beginning of year                                       7,858            318        14,672
                                                          -----------    -----------   -----------
Cash at end of year                                       $    21,817    $     7,858   $       318
                                                          ===========    ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                $   329,753    $   336,716   $   368,931
  Income taxes                                            $   100,711    $    83,553   $    70,320

          See accompanying notes to consolidated financial statements.

                         AVCO FINANCIAL SERVICES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                 Additional                Securities      Currency
                                        Common    paid-in     Retained     valuation      translation
                                        stock     capital     earnings     adjustment     adjustment    Total
                                        ------   ----------   --------   --------------   ----------   --------
                                                                (Thousands of dollars)
Balance at December 31, 1991             $500     $137,588    $668,477      $ 15,265       $ (77,270)  $744,560
  Net income                                                   103,698                                  103,698
  Cash dividends declared
     ($128.80 per common share)                                (64,400)                                 (64,400)
  Change in valuation adjustment                                               4,528                      4,528
  Change in translation adjustment                                                           (35,315)   (35,315)
                                         ----     --------    --------      --------       ---------   --------
Balance at December 31, 1992              500      137,588     707,775        19,793        (112,585)   753,071
  Net income                                                   142,029                                  142,029
  Cash dividends declared
     ($142.00 per common share)                                (71,000)                                 (71,000)
  Change in valuation adjustment                                              12,187                     12,187
  Change in translation adjustment                                                            (8,776)    (8,776)
                                         ----     --------    --------      --------       ---------   --------
Balance at December 31, 1993              500      137,588     778,804        31,980        (121,361)   827,511
  Net income                                                   162,329                                  162,329
  Cash dividends declared
     ($162.00 per common share)                                (81,000)                                 (81,000)
  Change in valuation adjustment                                             (23,702)                   (23,702)
  Change in translation adjustment                                                             8,606      8,606
                                         ----     --------    --------      --------       ---------   --------
Balance at December 31, 1994             $500     $137,588    $860,133      $  8,278       $(112,755)  $893,744
                                         ====     ========    ========      ========       =========   ========

          See accompanying notes to consolidated financial statements.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     Avco Financial Services, Inc. is a wholly-owned subsidiary of Textron Inc. The consolidated financial statements include the accounts of Avco Financial Services, Inc. and its subsidiaries (AFS). All significant intercompany transactions are eliminated. Certain reclassifications have been made to prior year amounts to conform with current year presentation.

FINANCE RECEIVABLES

  Revenue and Acquisition Cost Recognition

     For finance receivables, interest income is recognized in revenues using the interest method so as to produce a constant rate of return over the terms of the receivables. Accrual of interest income is suspended for accounts which are contractually delinquent by more than three payments. Once an account is suspended, subsequent interest income is recognized when collected. Fees received and direct loan origination costs are deferred and recognized in income over the contractual lives of the respective loans. Unamortized amounts are recognized in income when loans are sold or paid in full.

  Credit Losses

     Provisions for losses on receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal and interest in the existing receivable portfolio. The determination of an appropriate allowance for losses is based upon loss experience and payment history.

     Finance receivables are written off when they are deemed uncollectible, but in any event, all accounts for which an amount aggregating a full contractual payment has not been received for six consecutive months are written off.

     Foreclosed real estate loans are transferred out of finance receivables into other assets at the lower of fair value (less estimated costs to sell) or the outstanding loan balance. The difference between the amount transferred and the outstanding loan balance is written off. The carrying value of real estate owned is periodically reevaluated and, where appropriate, adjustments are made through a valuation allowance to reflect subsequent decreases in fair value. Subsequent gains and losses on the disposition of real estate owned are reflected in other operating expenses.

INSURANCE OPERATIONS

  Recognition of Revenues and Expenses

     Unearned insurance premiums are deferred and subsequently recognized in revenues over the lives of the policies (a) on the interest method for decreasing term credit life insurance coverage and on the pro rata method for level term credit life coverage, (b) in relation to anticipated claims for credit disability insurance and (c) on the pro rata method for casualty insurance.

  Deferred Policy Acquisition Costs

     Costs, which vary with, and are primarily related to, the production of new business, have been deferred to the extent such costs are deemed recoverable from future profits. Such costs primarily include commissions and premium taxes. These costs are amortized in proportion to premiums over the estimated lives of the policies. Anticipated investment income is considered in determining if a premium deficiency relating to short-term contracts exists.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Insurance Reserves and Claims

     Insurance reserves and claims represent the estimated ultimate cost of settling claims incurred as of the balance sheet date. The reserves for casualty losses are based upon estimates for losses and loss adjustment expenses reported prior to the close of the accounting period and estimates of incurred but not reported losses and adjustment expenses based upon past experience and adjusted for current conditions, net of reinsurance recoverable and salvage and subrogation. The reserves for credit life and credit disability losses represent estimates of those claims due and unpaid, in the course of settlement, and incurred but not reported, computed using historical liquidation patterns adjusted for changes in portfolio composition, net of reinsurance recoverable. Due to the short-term nature of AFS' loss development and the effect of reinsurance agreements, casualty insurance losses and adjustment expenses in 1994, 1993 and 1992 relating to insured events occurring prior to each of those years, is immaterial.

  Reinsurance

     Amounts recoverable from reinsurers are estimated and recognized in a manner consistent with the claim liability associated with the reinsured policy.

     See Note 6 for further information about reinsurance.

INVESTMENTS

     Investments in marketable equity securities are carried at market value. Prior to 1994, AFS carried most of its debt securities at amortized cost (less adjustments for other than temporary declines in value). A portion of AFS' debt security portfolio was considered available for sale and carried at the lower of aggregate amortized cost or market.

     Effective at the beginning of 1994, AFS adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). FAS 115 establishes new, more restrictive criteria to be used in determining which debt securities can be carried in the financial statements at amortized cost. AFS determined that all of its investment portfolio should be considered available for sale and carried at estimated fair value. Unrealized gains and losses, net of applicable income taxes, are reported as a separate component of stockholder's equity. In accordance with FAS 115, prior year's financial statements have not been restated to reflect the change in accounting principles. The adoption of FAS 115 had no effect on AFS' net income.

     Net realized gains or losses resulting from sales or calls of investments and losses resulting from declines in fair values of investments that are other than temporary declines are included in revenues. The cost of securities sold was based primarily upon the specific identification method. See Note 3 for further information about investments.

INTEREST RATE EXCHANGE AGREEMENTS

     As part of its interest rate management strategies, AFS is a party to various interest rate exchange agreements. While AFS is exposed to credit loss for the periodic settlement of amounts due under such agreements in the event of nonperformance by the counterparties, AFS does not anticipate nonperformance by any of those parties. The risk of loss in the event of nonperformance by the counterparties was immaterial at December 31, 1994.

     Interest differentials to be paid or received are accrued and recognized in interest expense over the lives of the agreements.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     See Note 11 for information about AFS' accounting policies for postretirement benefits other than pensions.

INCOME TAXES

     Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are expected to be realized or settled. See Note 4 for further information about income taxes.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values presented in Note 14 are estimates of the fair values of the financial instruments at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts AFS could realize or settle currently. AFS does not necessarily intend to dispose of or liquidate such instruments prior to maturity.

FOREIGN OPERATIONS

     AFS' foreign entities' financial statements are measured in their functional currency. Balance sheet accounts at December 31, 1994 and 1993 have been translated at the closing rates on those dates. Income and expense accounts have been translated at the average rates prevailing during the respective periods. Adjustments resulting from the translation of the financial statements of AFS' foreign operations are excluded from the determination of its consolidated income and are accumulated as a separate component of consolidated stockholder's equity until the entity is sold or substantially liquidated. Foreign exchange gains and losses included in consolidated income (which relate principally to transactions denominated in foreign currencies) in 1994, 1993 and 1992 were not material.

RATIO OF INCOME TO FIXED CHARGES

     The ratio of income to fixed charges represents the number of times fixed charges (interest and debt expense [without adjustments for discounts or premiums resulting from the repurchase of debt securities] and one-third of all rent and related costs, considered to represent an appropriate interest factor, charged to income) are covered by income before income taxes, cumulative effect of changes in accounting principles and fixed charges.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 2:  FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

     Contractual maturities of finance receivables outstanding at December 31, 1994 and total finance receivables outstanding at that date and at December 31, 1993 were as follows:

                                   Contractual maturities             Less      Receivables outstanding
                            ------------------------------------    finance     -----------------------
                               1995         1996      1997-2009     charges        1994         1993
                            ----------   ----------   ----------   ----------   ----------   ----------
                                                      (Thousands of dollars)
Consumer loans              $1,576,984   $1,142,555   $1,153,613   $1,151,247   $2,721,905   $2,389,994
Real estate loans              592,228      526,353    3,814,934    2,517,894    2,415,621    2,260,815
Retail installment contracts   783,879      458,528      412,039      547,164    1,107,282      741,998
Other loans                     45,566       35,437       32,788       22,231       91,560       76,756
                            ----------   ----------   ----------   ----------   ----------   ----------
                            $2,998,657   $2,162,873   $5,413,374   $4,238,536    6,336,368    5,469,563
                            ==========   ==========   ==========   ==========
Less allowance for credit losses                                                  (180,573)    (155,015)
Less finance-related insurance reserves and claims                                (250,954)    (231,532)
                                                                                ----------   ----------
Finance receivables -- net                                                      $5,904,841   $5,083,016
                                                                                ==========   ==========

     The maximum term over which consumer loans and retail installment contracts are written is 10 years, but approximately 90% of these loans are written with terms of 4 years or less. Real estate loans are written with a maximum term of 15 years. Consumer loans are unsecured or secured by personal property and are in relatively small amounts. Retail installment contracts are secured by personal property. Real estate loans are secured by real property and are limited to a maximum of 85% of the property's unencumbered appraised market value at the date of the loans.

     Accounts are often repaid or refinanced prior to contractual maturity. Accordingly, the foregoing tabulation should not be regarded as a forecast of future cash collections. During 1994 and 1993, cash collections of receivables (excluding finance charges) were $3.2 billion and $2.9 billion, respectively. The ratio of cash collections to average finance receivables was approximately 56% and 55%, respectively.

     Nonearning assets represent those finance receivables on which both the accrual of interest income has been suspended and for which no payment of principal or interest has been received for more than 30 days. Nonearning assets totaled approximately $81.3 million at December 31, 1994.

     AFS has commitments to extend additional credit to customers under revolving secured and unsecured loan agreements. Interest rates charged are variable. The agreements provide for suspension or termination of the credit line for default and other factors adverse to the interests of AFS. At December 31, 1994, committed lines totaled approximately $738 million of which approximately $97 million remained unused.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 2: FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED) Changes in the allowance for credit losses were as follows:

                                                          Year ended December 31,
                                         ---------------------------------------------------------
                                           1994         1993        1992      1991(b)     1990(b)
                                         ---------    --------    --------    --------    --------
                                                          (Thousands of dollars)
Balance of the allowance for credit
  losses at beginning of year            $ 155,015    $147,088    $135,330    $131,779    $153,364
Add -- charged to income:
     Real estate                            21,106      25,487      17,616      12,879       9,629
     Other                                 114,995      95,207     100,635     101,343      84,662
                                         ---------    --------    --------    --------    --------
     Total                                 136,101     120,694     118,251     114,222      94,291
Deduct -- balances charged off(a):
  Gross charge offs:
     Real estate                           (20,845)    (25,125)    (15,394)    (10,388)     (5,615)
     Other                                (121,041)   (112,979)   (121,401)   (122,428)   (123,816)
                                         ---------    --------    --------    --------    --------
     Total                                (141,886)   (138,104)   (136,795)   (132,816)   (129,431)
  Recoveries:
     Real estate                             1,591       1,588       1,117         729         592
     Other                                  26,861      25,023      25,680      23,069      17,791
                                         ---------    --------    --------    --------    --------
     Total                                  28,452      26,611      26,797      23,798      18,383
                                         ---------    --------    --------    --------    --------
  Net charge offs                         (113,434)   (111,493)   (109,998)   (109,018)   (111,048)
Other                                        2,891      (1,274)      3,505      (1,653)     (4,828)
                                         ---------    --------    --------    --------    --------
Balance of the allowance for credit
  losses at end of year                  $ 180,573    $155,015    $147,088    $135,330    $131,779
                                         =========    ========    ========    ========    ========

Balance of the allowance for credit
  losses at the end of each year
  applicable to:
Real estate                              $  34,017    $ 32,048    $ 30,316    $ 27,784    $ 24,606
Other                                      146,556     122,967     116,772     107,546     107,173
                                         ---------    --------    --------    --------    --------
Total                                    $ 180,573    $155,015    $147,088    $135,330    $131,779
                                         =========    ========    ========    ========    ========

- ------------

(a) Amounts in 1990 include $33.9 million resulting from a change in AFS' write-off policy.

(b) The above data for the two years ended 1991 is not reported upon herein by independent auditors.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 3:  INVESTMENTS

                                                                       1994             1993
                                                                     --------         --------
                                                                      (Thousands of dollars)
Debt securities:
  Commercial paper, at estimated fair value (approximates
     cost)                                                           $ 54,242         $ 41,082
  Bonds held for investment, at amortized cost (estimated
     fair value: $481,246,000)                                                         458,186
  Bonds available for sale at estimated fair value in 1994
     (cost: $591,497,000) and at lower of amortized cost or
     market in 1993 (estimated fair value: $62,060,000)               567,940           59,812
                                                                     --------         --------
     Total                                                            622,182          559,080
                                                                     --------         --------
Marketable equity securities, at market:

  Preferred stocks (cost: $4,811,000 in 1994 and $7,834,000
     in 1993)                                                           4,727            8,032
  Common stocks, industrial, miscellaneous and all other
     (cost: $38,978,000 in 1994 and $37,274,000 in 1993)               75,074           86,093
                                                                     --------         --------
     Total                                                             79,801           94,125
                                                                     --------         --------

First mortgages on real estate, at cost                                 2,261            2,485
                                                                     --------         --------
          Total                                                      $704,244         $655,690
                                                                     ========         ========

     The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1994 and of debt securities at December 31, 1993 were as follows:

                                                                        December 31, 1994
                                                         -----------------------------------------------
                                                                       Gross        Gross      Estimated
                                                         Amortized   unrealized   unrealized     fair
                                                           cost        gains        losses       value
                                                         ---------   ----------   ----------   ---------
                                                                     (Thousands of dollars)
U.S. Treasury securities and obligations of other U.S.
  Government agencies and authorities                     $ 40,218     $   646      $   379     $ 40,485
Obligations of states, municipalities and political
  subdivisions                                             114,309       1,697        2,659      113,347
Obligations of foreign governments and agencies             83,863         619        2,074       82,408
Public utility securities                                   69,272         265        5,898       63,639
Mortgage-backed securities                                  36,873       1,837        3,694       35,016
Corporate securities                                       301,204       2,264       16,181      287,287
Marketable equity securities                                43,789      36,494          482       79,801
                                                          --------     -------      -------     --------
     Total                                                $689,528     $43,822      $31,367     $701,983
                                                          ========     =======      =======     ========

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 3:  INVESTMENTS (CONTINUED)

                                                                        December 31, 1993
                                                         -----------------------------------------------
                                                                       Gross        Gross      Estimated
                                                         Amortized   unrealized   unrealized     fair
                                                           cost        gains        losses       value
                                                         ---------   ----------   ----------   ---------
                                                                     (Thousands of dollars)
U.S. Treasury securities and obligations of other U.S.
  Government agencies and authorities                     $ 15,500     $ 2,246      $   18      $ 17,728
Obligations of states, municipalities and political
  subdivisions                                             130,053       8,998         195       138,856
Obligations of foreign governments and agencies             45,459       3,031          38        48,452
Public utility securities                                   56,945       2,006         356        58,595
Mortgage-backed securities                                  43,654       1,569         353        44,870
Corporate securities                                       207,657       7,784       1,614       213,827
                                                          --------     -------      ------      --------
  Debt securities held for investment                      499,268      25,634       2,574       522,328
  Debt securities available for sale (principally U.S.
     Government securities)                                 59,812       2,393         145        62,060
                                                          --------     -------      ------      --------
     Total                                                $559,080     $28,027      $2,719      $584,388
                                                          ========     =======      ======      ========

     The amortized cost and estimated fair value of debt securities at December 31, 1994, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                               Estimated
                                                                 Amortized       fair
                                                                   cost          value
                                                                 ---------     ---------

                                                                 (Thousands of dollars)
        Due in 1995                                               $ 75,642      $ 75,935
        Due 1996 to 1999                                           199,631       193,917
        Due 2000 to 2004                                           234,591       220,206
        Due after 2004                                              99,002        97,108
                                                                  --------      --------
                                                                   608,866       587,166
        Mortgage-backed securities                                  36,873        35,016
                                                                 ---------      --------
                                                                  $645,739      $622,182
                                                                  ========      ========

     During 1994, gross realized gains and losses from sales of securities were $4.5 million and $1.7 million, respectively. Gross gains and losses realized on sales of debt securities (excluding commercial paper) were $3.9 million and $1.2 million, respectively, in 1993 and $2.4 million and $.3 million, respectively, in 1992.

NOTE 4:  INCOME TAXES

     AFS' provisions for income taxes are based upon including all eligible U.S. subsidiaries in the consolidated U.S. federal income tax return filed by its parent, Textron Inc. Such provisions do not differ materially from the amounts which AFS would have provided if it and its eligible subsidiaries were filing their own consolidated federal income tax return. The provisions for income taxes also include amounts for AFS' foreign subsidiaries which file their own separate income tax returns.

     In 1992, AFS adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). FAS 109 requires AFS to modify its income tax accounting so that deferred taxes are stated at prevailing income tax rates. AFS' adoption of FAS 109 was made by a cumulative effect charge to income of $5.4 million. There was no effect of FAS 109 on AFS' net income in 1992, other than the cumulative effect of the accounting change. The adoption of FAS 109 had no cash flow impact on AFS.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 4:  INCOME TAXES (CONTINUED)
     Deferred income taxes have not been provided for the undistributed earnings of foreign subsidiaries which aggregated approximately $279 million at December 31, 1994. Management's intention is to reinvest such undistributed earnings for an indefinite period, except for distributions upon which incremental taxes would not be material. If such earnings were distributed, taxes (net of foreign tax credits) would have increased by approximately $24 million, principally due to foreign withholding taxes.

     At December 31, 1994, consolidated stockholder's equity included $17 million of U.S. life insurance subsidiary policyholders' surplus on which no income taxes have been provided. The amount of taxes which would become due if the surplus were distributed is approximately $6 million. Under present circumstances, it is not anticipated that any of these earnings will become taxable.

     Income taxes (benefit) before the cumulative effect of changes in accounting principles is summarized as follows:

                                                 1994            1993            1992
                                                -------         -------         -------
                                                        (Thousands of dollars)
        Current
          Federal.............................  $53,299         $50,575         $45,428
          State...............................    8,005           7,778           6,440
          Foreign.............................   41,732          34,809          30,425
                                                -------         -------         -------
                                                103,036          93,162          82,293
        Deferred
          Federal.............................   (3,650)         (7,254)         (2,596)
          State...............................     (503)           (144)           (143)
          Foreign.............................   (2,102)         (2,009)         (3,667)
                                                -------         -------         -------
                                                 (6,255)         (9,407)         (6,406)
                                                -------         -------         -------
                  Total income tax
                    provision.................  $96,781         $83,755         $75,887
                                                =======         =======         =======

     Income taxes related to the cumulative effect of changes in accounting principles in 1992 consist of a $11.7 million deferred tax benefit related to the adoption of FAS 106 (see Note 11) and a $5.4 million deferred tax provision related to the adoption of FAS 109.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 4:  INCOME TAXES (CONTINUED)
     Following is a reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to pretax income before the cumulative effect of changes in accounting principles, as reflected in the consolidated statement of income:

                                                                 1994         1993         1992
                                                                 ----         ----         ----
U.S. federal statutory tax rate................................  35.0%        35.0%        34.0%
Increases (decreases) in taxes resulting from:
  Residual tax on foreign dividends............................    .6           .2           .5
  Higher tax on foreign income.................................    .7           .4          1.4
  State income taxes...........................................   1.9          2.2          2.0
  Nontaxable investment income.................................   (.8)        (1.1)        (1.3)
  Other, net...................................................                 .4           .6
                                                                 ----         ----         ----
Effective income tax rate......................................  37.4%        37.1%        37.2%
                                                                 ====         ====         ====

     AFS' net deferred tax asset consisted of gross deferred tax assets and gross deferred tax liabilities of $92.4 million and $20.2 million, respectively, at December 31, 1994 and $82.3 and $29.4 million, respectively, at December 31, 1993.

     The assets and (liabilities) comprising AFS' net deferred tax assets as of December 31, 1994 and 1993 were as follows:

                                                                         1994           1993
                                                                        -------       --------
                                                                        (Thousands of Dollars)
Allowance for credit losses..........................................   $45,496       $ 38,451
Liabilities for future policy benefits...............................    21,338         20,010
Unrealized gain on marketable equity securities......................    (3,868)       (16,874)
Obligation for postretirement benefits other than pensions...........    13,611         12,797
Depreciation.........................................................    (4,991)        (5,652)
Insurance policy acquisition costs...................................    (9,376)        (4,026)
Lease financing transactions.........................................    (1,994)        (2,917)
Other -- principally timing of expense deductions....................    11,936         11,075
                                                                        -------       --------
          Total net deferred tax assets..............................   $72,152       $ 52,864
                                                                        =======       ========

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 5:  DEBT AND CREDIT FACILITIES

     At December 31, 1994 and 1993, consolidated debt consisted of the following:

                                                                         1994           1993
                                                                      ----------     ----------
                                                                       (Thousands of dollars)
Senior
  Commercial paper                                                    $2,380,039     $1,933,570
  Banks                                                                   50,252         25,493
  Savings deposits                                                         4,804          5,032
  3.20% to 4.93% due 1994 to 1995(a)                                     150,000        607,842
  5.09% to 6.95% due 1994 to 2000(a)                                   1,328,445        911,738
  7.00% to 8.99% due 1994 to 2001(a)                                   1,378,949        761,369
  9.00% to 10.95% due 1994 to 1998(a)                                    161,854        302,441
  11.00% to 12.85% due 1994 to 1996                                      141,130        212,038
  14.50% due 1994                                                                        35,991
                                                                      ----------     ----------
          Total senior debt                                            5,595,473      4,795,514
                                                                      ----------     ----------
Senior subordinated
  9.55% to 13.75% due 1994 to 1998                                         7,800         19,980
                                                                      ----------     ----------
          Total debt                                                  $5,603,273     $4,815,494
                                                                      ==========     ==========

- ------------

(a) Interest rates on certain notes are adjusted periodically.

     Bank borrowings are arranged under revolving lines of credit. These borrowings are either on a demand basis or provide for maturities ranging up to one year. Commercial paper is issued with maturities up to one year with interest at prevailing market rates. The weighted average interest rates on bank borrowings and commercial paper outstanding at December 31, 1994, 1993 and 1992, without giving effect to the costs of maintaining the lines of credit, were 6.3%, 6.4% and 9.0%, respectively, for bank borrowings (primarily consisting of borrowings in foreign operations) and 6.1%, 3.8% and 4.6%, respectively, for commercial paper. The weighted average interest rate on bank borrowings and commercial paper outstanding during the three years ended December 31, 1994 was 4.8%, 3.9%, and 4.5%, respectively. The weighted average interest rate is determined primarily by reference to daily outstanding principal amounts and excludes the cost of maintaining the lines of credit.

     At December 31, 1994 and 1993, AFS had lines of credit with various banks amounting to $2.59 billion and $2.16 billion, respectively, of which the unused portion of these lines amounted to $2.33 billion and $1.93 billion, respectively. AFS generally pays fees in support of these lines.

     During the years ended December 31, 1994 and 1993, AFS issued the following notes:

                                                                         1994           1993
                                                                      ----------     ----------
                                                                       (Thousands of dollars)
Senior notes due 1994 to 1997 (Australia)                             $   79,047     $   29,895
Senior notes due 1994 to 1998 (Canada)                                    99,972        246,664
Senior notes due 1994 to 1998 (United Kingdom)                               745         34,581
Senior notes due 1994 to 2001 (United States)                            850,000        705,000
                                                                      ----------     ----------
          Total                                                       $1,029,764     $1,016,140
                                                                      ==========     ==========

     Under interest rate exchange agreements, AFS makes periodic fixed payments in exchange for periodic variable payments. AFS has entered into such agreements to mitigate its exposure to increases in interest rates on a portion of its variable rate debt (principally commercial paper). At December 31, 1994 and 1993, these

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 5:  DEBT AND CREDIT FACILITIES (CONTINUED)

agreements had weighted average original terms of 3.4 years and 4.4 years and had the effect of fixing the rate of interest at 8.2% and 10.0% on $748.5 million and $341.6 million of variable rate borrowing, respectively.

     The following details AFS' "fixed-pay" interest rate exchange agreement activity for the years 1994 and 1993:

                                                               1994            1993
                                                             ---------       ---------
                                                              (Thousands of dollars)
        Beginning notional amount                            $ 341,585       $ 599,317
        Notional amount of new contracts                       513,979         102,027
        Notional amount of terminated and expired contracts   (107,047)       (359,759)
                                                             ---------       ---------
        Ending notional amount                               $ 748,517       $ 341,585
                                                             =========       =========

     The notional amount of fixed-pay interest rate swap agreements at December 31, 1994 categorized by annual maturity, along with the related weighted average interest rates paid are as follows: $187.5 million (8.9%) in 1995; $151.7 million (8.9%) in 1996; $146.5 million (8.3%) in 1997; $120.8 million (8.5%) in
1998; $126.5 million (6.0%) in 1999; and $15.5 million (6.7%) for years thereafter.

     In addition, AFS entered into basis swap agreements that had the effect of exchanging the indices used to determine interest expense under certain variable rate borrowing. These agreements serve to better match the rate of interest AFS incurred on its financing with the rate of interest earned on certain of its variable rate finance receivables. The effect of these agreements on AFS' average annual cost of funds is immaterial. At December 31, 1994, $205.0 million of such agreements were in effect and expire through 1998.

     AFS' exposure to credit risk associated with counterparty nonperformance on interest rate exchange agreements is limited to the amounts reflected in AFS' consolidated balance sheet. At December 31, 1994, such amounts were not material.

     The aggregate maturities, required prepayments, redemptions and sinking fund requirements with respect to the consolidated debt outstanding (excluding commercial paper, bank notes and savings deposits) at December 31, 1994, for the five years ending December 31, 1999, were (in millions): $883.1 for 1995; $501.8 for 1996; $487.1 for 1997; $430.8 for 1998; and $440.4 for 1999.

     The senior subordinated notes are subordinate and junior in right of payment, in all respects, to all indebtedness of AFS for money borrowed.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 6: REINSURANCE

     In the normal course of business, AFS seeks to reduce the loss that may arise through AFS' insurance subsidiaries from catastrophes or other events that may cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises, or reinsurers.

     While reinsurance contracts do not relieve AFS from its obligations to policyholders, AFS evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Additionally, AFS holds collateral under certain reinsurance agreements in the form of letters of credit and trust accounts. Reinsurance receivables and prepaid reinsurance premiums were not material as of December 31, 1994 and 1993.

     The effect of reinsurance on premiums written, premiums earned and losses incurred for the years ended December 31, 1994 and 1993 were as follows:

                                           1994                               1993
                             --------------------------------   --------------------------------
                             Premiums    Premiums     Losses    Premiums    Premiums     Losses
                              Written     Earned     Incurred    Written     Earned     Incurred
                             ---------   ---------   --------   ---------   ---------   --------

                                                   (Thousands of dollars)
        Direct                $290,961    $254,741   $115,218    $259,453    $256,990   $124,127
        Assumed                 47,133      47,114     15,176      50,974      38,801     18,904
        Ceded                  (13,344)    (14,477)    (2,709)    (16,564)    (17,379)   (10,961)
                              --------    --------   --------    --------    --------   --------
                  Total       $324,750    $287,378   $127,685    $293,863    $278,412   $132,070
                              ========    ========   ========    ========    ========   ========

NOTE 7:  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

  Industry Segment

     The following is a summary of revenues, income before income taxes and identifiable assets by industry segment:

                                                                  Year ended December 31,
                                               -------------------------------------------------------------
                                                 1994         1993         1992         1991*        1990*
                                               ---------    ---------    ---------    ---------    ---------
                                                                  (Thousands of dollars)
Revenues
  Financial Services and Related
    Insurance                                  $1,214,918   $1,145,756   $1,160,637   $1,127,771   $1,072,963
  Nonrelated Insurance                            173,316      178,308      180,197      194,052      178,637
                                               ----------   ----------   ----------   ----------   ----------
         Total revenues                        $1,388,234   $1,324,064   $1,340,834   $1,321,823   $1,251,600
                                               ==========   ==========   ==========   ==========   ==========
Income Before Income Taxes
  Financial Services and Related
    Insurance                                  $  242,314   $  217,789   $  193,782   $  179,601   $  171,505
  Nonrelated Insurance                             16,796        7,995       10,131       17,285       17,547
                                               ----------   ----------   ----------   ----------   ----------
         Total income before income taxes      $  259,110   $  225,784   $  203,913   $  196,886   $  189,052
                                               ==========   ==========   ==========   ==========   ==========
Identifiable Assets
  Financial Services and Related
    Insurance                                  $6,582,978   $5,681,416   $5,360,280   $4,927,784   $4,648,346
  Nonrelated Insurance                            455,313      441,544      425,687      406,393      436,294
                                               ----------   ----------   ----------   ----------   ----------
         Total identifiable assets             $7,038,291   $6,122,960   $5,785,967   $5,334,177   $5,084,640
                                               ==========   ==========   ==========   ==========   ==========

- ---------------
* The above data for the two years ended 1991 is not reported upon herein by independent auditors.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 7:  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA (CONTINUED)

  Geographic Area

     The following is a summary of revenues, income before income taxes and identifiable assets by geographic area:

                                                                  Year ended December 31,
                                              --------------------------------------------------------------
                                                 1994         1993         1992         1991*        1990*
                                              ----------   ----------   ----------   ----------   ----------
                                                                  (Thousands of dollars)
Revenues
  Australia                                   $  148,264   $  133,080   $  137,054   $  143,422   $  135,869
  Canada                                         204,068      210,423      234,964      263,954      241,998
  United Kingdom                                 127,813      112,607      119,351      111,556       99,574
  United States                                  900,023      867,954      849,465      802,891      774,159
  Other Countries**                                8,066
                                              ----------   ----------   ----------   ----------   ----------
         Total revenues                       $1,388,234   $1,324,064   $1,340,834   $1,321,823   $1,251,600
                                              ==========   ==========   ==========   ==========   ==========
Income (Loss) Before Income Taxes
  Australia                                   $   43,796   $   34,542   $   30,125   $   27,593   $   25,935
  Canada                                          47,029       42,503       37,776       51,070       51,551
  United Kingdom                                  21,572       14,819       14,364       12,788       12,168
  United States                                  147,274      133,920      121,648      105,435       99,398
  Other Countries**                                 (561)
                                              ----------   ----------   ----------   ----------   ----------
         Total income before income taxes     $  259,110   $  225,784   $  203,913   $  196,886   $  189,052
                                              ==========   ==========   ==========   ==========   ==========
Identifiable Assets
  Australia                                   $  646,958   $  526,410   $  473,424   $  501,093   $  485,834
  Canada                                         963,689      937,339      895,050    1,017,341    1,007,795
  United Kingdom                                 585,736      465,820      435,661      427,126      409,563
  United States                                4,735,989    4,193,391    3,981,832    3,388,617    3,181,448
  Other Countries**                              105,919
                                              ----------   ----------   ----------   ----------   ----------
         Total identifiable assets            $7,038,291   $6,122,960   $5,785,967   $5,334,177   $5,084,640
                                              ==========   ==========   ==========   ==========   ==========

- ------------

     * The above data for the two years ended 1991 is not reported upon herein by independent auditors.

     ** Includes the operations of Hong Kong, New Zealand and Spain.

     At December 31, 1994, finance receivables in the United States represented 65% of AFS' total finance receivables outstanding. At such date, receivables outstanding in no state exceeded 6% of the United States' portfolio, except California in which outstanding receivables represented 15% of the United States' portfolio and 10% of the consolidated portfolio.

     Capital expenditures and depreciation expense for each of the five years ended 1994 were not material to the operations of the industry segments.

NOTE 8: CERTAIN PROVISIONS CONTAINED IN NOTES, LOAN AGREEMENTS AND CERTIFICATE OF INCORPORATION AND OTHER RESTRICTIONS

     The notes, loan agreements and certificate of incorporation of AFS contain restrictions on the declaration or payment of cash dividends and on redemptions, purchases or other acquisitions of stock. Under the most restrictive provision at December 31, 1994, approximately $165 million of retained earnings was available for dividends on common stock or for redemptions, purchases or other acquisitions of stock. The notes and loan agreements also contain various restrictive provisions regarding debt, the creation of liens or guarantees and the making of investments.

     Maximum dividend limitations imposed by U.S. and foreign insurance regulatory agencies and minimum capital requirements of various U.S. and foreign regulatory agencies imposed on certain of AFS' finance operations restrict the amount of certain subsidiaries' net assets which can be transferred to AFS. Such restricted net assets totaled approximately $179 million at December 31, 1994.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 9:  LEASE COMMITMENTS

     AFS' headquarters and regional executive offices are occupied under noncancelable operating leases expiring on various dates through 2017. The loan office locations through which operations are conducted are occupied under noncancelable operating leases having terms generally not exceeding five years with renewal options for an additional five years. Rental expense for such leases and for leased equipment was approximately $47 million, $48 million and $46 million in 1994, 1993 and 1992, respectively. Future minimum rental commitments for all noncancelable operating leases in effect at December 31, 1994 approximated $33 million for 1995, $28 million for 1996, $21 million for 1997, $16 million for 1998, $13 million for 1999 and $77 million thereafter.

NOTE 10:  CONTINGENCIES

     There is pending or threatened litigation against AFS and its subsidiaries. Among these lawsuits and proceedings are individual and class action proceedings which seek compensatory, treble or punitive damages in substantial amounts. These suits and proceedings are being defended or contested on behalf of AFS. On the basis of information presently available, AFS believes that any such liability from pending or threatened litigation will not have a material effect on AFS' net income or financial condition.

     The laws of many states in which AFS' insurance subsidiaries are admitted to do business require as a condition of admission that all insurance companies so admitted collectively guarantee to policyholders the solvency of other insurance companies admitted in the particular state. AFS' insurance subsidiaries have not been required to date to make any significant payments pursuant to such guarantees. While the amount of any assessments which may be made in the future cannot be predicted, AFS does not believe the total assessments, if any, will be material to its net income or financial condition.

NOTE 11:  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     AFS has retirement plans, principally non-contributory (defined contribution) which cover substantially all employees. Costs relating to these plans, which are generally funded as accrued, amounted to approximately $15 million, $13 million and $12 million for 1994, 1993 and 1992, respectively.

     AFS provides certain health care and life insurance benefits for its employees and for certain retired employees. Such benefits are administered by insurance companies or other carriers who determine premiums for insured plans and expected costs to be paid during the year under self-insured plans. In 1989, AFS began phasing out postretirement benefits for future retirees.

     In 1992, AFS adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS
106), with respect to its retiree health care and life insurance benefits. FAS 106 requires AFS to recognize the cost of such benefits using the accrual method of accounting over the employees' years of service.

     The FAS 106 transition obligation -- representing the accumulated postretirement benefit obligation for retiree health care and life insurance benefit plans at December 31, 1991 -- of $18.9 million, net of related income tax benefit, was recorded as the cumulative effect of a change in accounting principle. The adoption of FAS 106 had no cash flow impact on AFS.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 11:  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)

     Postretirement benefit costs for 1994, 1993 and 1992 were not material.

     AFS' postretirement benefit plans other than pensions currently are not funded. The following table sets forth the status of AFS' retiree health care and life insurance plans at December 31, 1994 and 1993:

                                                                    1994        1993
                                                                   -------     -------
                                                                      (Thousands of
                                                                        dollars)
        Actuarial present value of benefits attributed to:
          Retirees                                                 $22,015     $27,363
          Fully eligible active plan participants                    5,738       9,364
          Other active plan participants                               355         455
                                                                   -------     -------
        Accumulated postretirement benefit obligation               28,108      37,182
        Unrecognized net actuarial gains (losses)                    7,445      (3,549)
                                                                   -------     -------
             Postretirement benefit liability recognized on the
               consolidated balance sheet                          $35,553     $33,633
                                                                   =======     =======

     An assumed discount rate of 7.25% for 1994 and 8% for 1993 and 1992 was used to determine postretirement benefit costs other than pensions. An assumed discount rate of 8.25% and 7.25% was used to determine the status of AFS' plans at December 31, 1994 and December 31, 1993, respectively. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (that is, health care cost trend rate) is 10% for retirees age 65 and over and 14% for retirees under age 65 in 1995, and both rates are assumed to decrease gradually to 5.5% until 2002 and 2004, respectively, and remain at that rate thereafter. Increasing these rates by one percentage point in each year would have increased the accumulated postretirement benefit obligation as of December 31, 1994 by $2.0 million and increased the aggregate of the service and interest cost components of postretirement benefit costs for 1994 by $100,000.

NOTE 12:  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Quarterly results of operations for the years ended December 31, 1994 and 1993 were as follows:

                                                          1994                                        1993
                                        -----------------------------------------   -----------------------------------------
                                         First      Second     Third      Fourth     First      Second     Third      Fourth
                                        Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                        --------   --------   --------   --------   --------   --------   --------   --------
                                                                       (Thousands of dollars)
Revenues                                $327,566   $336,835   $353,206   $370,627   $327,124   $329,296   $333,264   $334,380
                                        ========   ========   ========   ========   ========   ========   ========   ========
Income before income taxes              $ 61,886   $ 63,970   $ 68,149   $ 65,105   $ 54,875   $ 56,225   $ 58,552   $ 56,132
Income taxes                              23,061     24,235     25,520     23,965     20,385     20,852     21,728     20,790
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net income                              $ 38,825   $ 39,735   $ 42,629   $ 41,140   $ 34,490   $ 35,373   $ 36,824   $ 35,342
                                        ========   ========   ========   ========   ========   ========   ========   ========

NOTE 13:  RELATED PARTY TRANSACTIONS

     During 1990, AFS purchased $25.0 million of Textron Inc. common stock on the open market. The investment is being carried in marketable equity securities.

NOTE 14:  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (FAS 107), requires disclosure of fair value information about all financial instruments held or owed by a company except for certain excluded instruments and instruments for which it is not practicable to estimate fair value.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 14:  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     The following methods and assumptions were used in estimating the fair value of AFS' financial instruments.

  Investments

     The estimated fair values of investment securities were based on quoted market prices where available. If quoted market prices were not available, the estimated fair values were based on independent appraisals, prices from independent brokers or discounted cash flow analyses. Independent appraisals and discounted cash flow analyses, using interest rates currently being offered for similar loans to borrowers of similar credit quality, were generally used to estimate the fair value of certain privately placed investments.

  Finance Receivables

     The estimated fair values of fixed rate consumer loans and real estate loans were estimated based on discounted cash flow analyses using interest rates currently being offered for similar loans to borrowers of similar credit quality. Estimated future cash flows were adjusted for AFS' estimates of prepayments, refinances, and loan losses based on internal historical data. The estimated fair value of all variable rate receivables and fixed rate retail installment contracts approximated the net carrying value of such receivables. The fair values of AFS' leasing receivables and finance-related insurance reserves and claims ($81.9 million and $251.0 million, net carrying value, respectively, at December 31, 1994 and $75.5 million and $231.5 million, respectively, at December 31, 1993) are not required to be disclosed under generally accepted accounting principles.

  Debt and Interest Rate Exchange Agreements

     The estimated fair value of fixed rate debt was determined by independent investment bankers. The fair values of variable rate debt and borrowings under or supported by credit facilities approximated their carrying values. The estimated fair values of interest rate exchange agreements were determined by independent investment bankers as the estimated amounts that AFS would be required to pay to a third party to assume AFS' obligations under the agreements.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 14:  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     The carrying values and estimated fair values of AFS' financial instruments for which it is practicable to calculate a fair value are as follows:

                                                   December 31, 1994           December 31, 1993
                                                -----------------------     -----------------------
                                                             Estimated                   Estimated
                                                 Carrying       Fair         Carrying       Fair
                                                  Value        Value          Value        Value
                                                ----------   ----------     ----------   ----------
                                                              (Thousands of dollars)
ASSETS:
Investments                                     $  704,244   $  704,244     $  655,690   $  680,998
                                                ==========   ==========     ==========   ==========
Finance receivables                             $6,073,875   $6,061,875     $5,239,034   $5,266,034
                                                ==========   ==========     ==========   ==========
LIABILITIES:
Debt:
Variable rate debt                              $3,164,929   $3,164,929     $2,586,081   $2,586,081
Interest rate exchange agreements                               (25,585)                     28,421
Fixed rate debt                                  2,438,344    2,350,844      2,229,413    2,326,593
                                                ----------   ----------     ----------   ----------
          Total debt                            $5,603,273   $5,490,188     $4,815,494   $4,941,095
                                                ==========   ==========     ==========   ==========

NOTE 15:  SUBSEQUENT EVENT

     In January 1995, AFS purchased the stock of HFC of Australia Ltd. and its Australian subsidiaries (HFCA), subsidiaries of Household International, Inc. This acquisition will add approximately $436 million to AFS' finance receivable portfolio.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted in accordance with General Instruction J(2)(c).

ITEM 11.  EXECUTIVE COMPENSATION

     Omitted in accordance with General Instruction J(2)(c).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted in accordance with General Instruction J(2)(c).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted in accordance with General Instruction J(2)(c).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         PAGE
                                                                         ----
 (a)1.    Index to Financial Statements
          Report of Independent Auditors...............................   11
          Consolidated Balance Sheet at December 31, 1994 and 1993.....   12
          Consolidated Statement of Income for the three years ended
            December 31, 1994..........................................   13
          Consolidated Statement of Cash Flows for the three years
            ended December 31, 1994....................................   14
          Consolidated Statement of Changes in Stockholder's Equity for
            the three years ended December 31, 1994....................   15
          Notes to Consolidated Financial Statements...................   16

    2.    Index to Financial Statement Schedules
          I.  Condensed Financial Information of the Registrant........  S-1
          All other schedules are omitted since the required information is not present or not present in amounts sufficient to require the submission of the schedules, or because the information required is included in the consolidated financial statements or the notes thereto.

 (b)      Reports on Form 8-K
          During the quarter ended December 31, 1994, the Registrant filed the following report on Form 8-K:
          Report dated October 14, 1994, relating to the Registrant's
          Registration Statement No. 33-50547 with respect to which the Registrant commenced an offering on or about October 12, 1994 of up to $600,000,000 of Medium Term Notes, Series F, due from more than 9 months to 10 years from the date of issue. The report included as exhibits a form of Distribution Agreement and a form of Medium Term
          Note, Series F.

 (c)      Exhibits
          (3)     (a) Certificate of incorporation of the Registrant, as
                      amended, incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.
                  (b) Bylaws of the Registrant, as amended, incorporated by
                      Reference to Exhibit 3(b) to the Registrant's Annual
                      Report on Form 10-K for the year ended December 31, 1988.

          (4)     Instruments with respect to issues of long-term debt have
                  not been filed as exhibits to this Annual Report Form 10-K as the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the Registrant and its consolidated subsidiaries. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.
         *(12)    Statement of Computation of Number of Times Fixed Charges
                  Earned.
          (21)    Omitted in accordance with General Instruction J(2)(b).
         *(23)    Consent of Independent Auditors.
         *(24)    Powers of Attorney.
         *(27)    Financial Data Schedule.

- ------------

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AVCO FINANCIAL SERVICES, INC.

Dated March 27, 1995                                 By      WARREN R. LYONS
                                                        -------------------------
                                                             Warren R. Lyons
                                                                President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1995.

                   SIGNATURE                                        TITLE
                   ---------                                        -----
                *WARREN R. LYONS                            President and Director
       -----------------------------------              (Principal Executive Officer)
                 Warren R. Lyons

                  *RONALD BUKOW                    Executive Vice President, Treasurer and
       -----------------------------------                         Director
                   Ronald Bukow                         (Principal Financial Officer)

                *LEWIS B. CAMPBELL                                 Director
       -----------------------------------
                 Lewis B. Campbell

                  *GARY L. FITE                    Executive Vice President, Controller and
       -----------------------------------                         Director
                   Gary L. Fite                         (Principal Accounting Officer)

                *GAYLORD E. FRANCIS                 Executive Vice President and Director
       -----------------------------------
                 Gaylord E. Francis

                *JAMES F. HARDYMON                                 Director
       -----------------------------------
                 James F. Hardymon

               *THOMAS P. HOLLOWELL                                Director
       -----------------------------------
                Thomas P. Hollowell

               *RICHARD A. McWHIRTER                               Director
       -----------------------------------
                Richard A. McWhirter

                        SIGNATURE                                  TITLE
                        ---------                                  -----

                   *WILLIAM J. PEARSON             Executive Vice President and Director
            ---------------------------------
                     William J. Pearson

                       *MARK SCHIMBOR               Executive Vice President and Director
            ---------------------------------
                        Mark Schimbor

                  *EUGENE R. SCHUTT, JR.            Executive Vice President and Director
            ---------------------------------
                   Eugene R. Schutt, Jr.

                    *HERBERT F. SMITH                    Executive Vice President
            ---------------------------------            Secretary and Director
                     Herbert F. Smith                       (General Counsel)

                   *THOMAS D. SOUTTER                           Director
            ---------------------------------
                    Thomas D. Soutter

                     *JOHN C. SPENCE                            Director
            ---------------------------------
                     John C. Spence

                  *RICHARD A. WATSON                            Director
             --------------------------------
                   Richard A. Watson

        *By        HERBERT F. SMITH
             --------------------------------
            (Herbert F. Smith, on behalf
      of himself and as attorney-in-fact for
    each of the other persons indicated above)

                         AVCO FINANCIAL SERVICES, INC.

                                   SCHEDULE I

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                                                              December 31,
                                                                       -------------------------
                                                                          1994           1993
                                                                       ----------     ----------
                                                                         (Thousands of dollars)
BALANCE SHEET
ASSETS
Demand notes receivable from Avco Financial Services Group
  subsidiaries                                                         $3,880,641     $3,429,937
Investments in subsidiaries, at equity                                  1,400,785      1,315,538
Other                                                                      97,894         86,845
                                                                       ----------     ----------
     Total assets                                                      $5,379,320     $4,832,320
                                                                       ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Debt                                                                   $4,397,312     $3,936,827
Other                                                                      88,264         67,982
                                                                       ----------     ----------
     Total liabilities                                                  4,485,576      4,004,809
Stockholder's equity                                                      893,744        827,511
                                                                       ----------     ----------
     Total liabilities and stockholder's equity                        $5,379,320     $4,832,320
                                                                       ==========     ==========

                             See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.

                                   SCHEDULE I

         CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (CONTINUED)

                                                                 Year ended December 31,
                                                          -------------------------------------
                                                            1994          1993          1992
                                                          ---------     ---------     ---------
                                                                 (Thousands of dollars)
STATEMENT OF INCOME
Revenues (primarily interest from Avco Financial
  Services Group subsidiaries)                            $ 231,116     $ 218,396     $ 235,667
Expenses (primarily interest expense)                      (245,092)     (229,512)     (250,084)
                                                          ---------     ---------     ---------
Loss before items shown below                               (13,976)      (11,116)      (14,417)
Income tax benefits                                           4,868         3,605         4,884
Equity in income of subsidiaries                            171,437       149,540       137,559
                                                          ---------     ---------     ---------
Income before cumulative effect of changes in accounting
  principles                                                162,329       142,029       128,026
Cumulative effect of changes in accounting principles,
  net of income taxes                                                                   (24,328)
                                                          ---------     ---------     ---------
Net income                                                $ 162,329     $ 142,029     $ 103,698
                                                          =========     =========     =========
STATEMENT OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $ 162,329     $ 142,029     $ 103,698
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Cumulative effect of changes in accounting principles                                  24,328
  Other                                                      31,395        (4,771)       11,017
                                                          ---------     ---------     ---------
     Net cash provided by operating activities              193,724       137,258       139,043
                                                          ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in demand notes receivable                        (450,704)     (178,923)     (620,238)
Increase in investments in subsidiaries                    (122,505)     (116,490)      (94,829)
                                                          ---------     ---------     ---------
     Net cash used by investing activities                 (573,209)     (295,413)     (715,067)
                                                          ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term debt                                 151,255       258,412       316,493
Proceeds from issuance of notes                             850,000       705,000       680,290
Principal payments on notes                                (540,770)     (734,257)     (367,059)
Dividends paid                                              (81,000)      (71,000)      (64,400)
                                                          ---------     ---------     ---------
     Net cash provided by financing activities              379,485       158,155       565,324
                                                          ---------     ---------     ---------
Net decrease in cash                                                                    (10,700)
Cash at beginning of year                                                                10,700
                                                          ---------     ---------     ---------
Cash at end of year                                       $      --     $      --     $      --
                                                          =========     =========     =========

NOTE TO CONDENSED FINANCIAL INFORMATION

     The parent company is the primary financing entity for the U.S. Avco Financial Services Group.

     See Note 1 to the Consolidated Financial Statements for significant accounting policies.

     The aggregate maturities, required prepayments, redemptions and sinking fund requirements with respect to the Registrant's debt outstanding (excluding commercial paper, bank notes and savings deposits) at December 31, 1994 for the five years ending December 31, 1999 were (in millions): $621.3 in 1995; $356.7 in 1996; $200.0 in 1997; $237.4 in 1998; and $434.9 in 1999.

     At December 31, 1994 and 1993, the parent company was guarantor for payment of all its foreign subsidiaries' commercial paper and bank line borrowings of $938.3 million and $632.9 million, respectively, and senior notes of $892.9 million and $885.3 million, respectively.

     The Registrant received cash dividends from its subsidiaries aggregating $45.5 million in 1994, $48.0 million in 1993, and $46.7 million in 1992.