Form 10-K/A
AVCO FINANCIAL SERVICES INC
filed 1995-03-31
CIK 8795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (c)    Exhibits
          *24(b) Powers of Attorney.

------------

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AVCO FINANCIAL SERVICES, INC.

Dated March 30, 1995                                 By      WARREN R. LYONS
                                                        -------------------------
                                                             Warren R. Lyons
                                                                President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1995.

                   SIGNATURE                                               TITLE
                   ---------                                               -----

               *WARREN R. LYONS                                    President and Director
-----------------------------------------------                (Principal Executive Officer)
                Warren R. Lyons

                *RONALD BUKOW                              Executive Vice President, Treasurer and
-----------------------------------------------                           Director
                 Ronald Bukow                                   (Principal Financial Officer)


              *LEWIS B. CAMPBELL                                          Director
-----------------------------------------------
               Lewis B. Campbell

                *GARY L. FITE                               Executive Vice President, Controller and
-----------------------------------------------                           Director
                 Gary L. Fite                                    (Principal Accounting Officer)

             *GAYLORD E. FRANCIS                              Executive Vice President and Director
-----------------------------------------------
              Gaylord E. Francis

              *JAMES F. HARDYMON                                          Director
-----------------------------------------------
               James F. Hardymon

             *THOMAS P. HOLLOWELL                                         Director
-----------------------------------------------
              Thomas P. Hollowell

            *RICHARD A. McWHIRTER                                         Director
-----------------------------------------------
             Richard A. McWhirter

                   SIGNATURE                                        TITLE
                   ---------                                        -----

             *WILLIAM J. PEARSON                    Executive Vice President and Director
-----------------------------------------------
              William J. Pearson

                *MARK SCHIMBOR                      Executive Vice President and Director
-----------------------------------------------
                 Mark Schimbor

            *EUGENE R. SCHUTT, JR.                  Executive Vice President and Director
-----------------------------------------------
             Eugene R. Schutt, Jr.

              *HERBERT F. SMITH                     Executive Vice President, Secretary and
-----------------------------------------------                    Director
               Herbert F. Smith                               (General Counsel)


              *THOMAS D. SOUTTER                                   Director
-----------------------------------------------
               Thomas D. Soutter

               *JOHN C. SPENCE                                     Director
-----------------------------------------------
                John C. Spence

              *RICHARD A. WATSON                                   Director
-----------------------------------------------
               Richard A. Watson

*By             HERBERT F. SMITH
    -------------------------------------------
         (Herbert F. Smith, on behalf
    of himself and as attorney-in-fact for
  each of the other persons indicated above)