Form 10-Q
period 1995-03-31
AVCO FINANCIAL SERVICES INC
filed 1995-05-12
CIK 8795

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1995
                               ----------------------------------------------

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      (The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.)


Commission file number   0-6119
                       ------------------------------------------------------

                         AVCO FINANCIAL SERVICES, INC.
- -----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           DELAWARE                                  13-2530491
- --------------------------------         ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

      600 Anton Blvd., P.O. Box 5011, Costa Mesa, California 92628-5011 (Former principal executive offices address of the Registrant was
               3349 Michelson Drive, Irvine, California  92715)
- -----------------------------------------------------------------------------

(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code       (714) 435-1200
                                                   --------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
At March 31, 1995, the Registrant had 500,000 shares of common stock ($1 par value per share) outstanding, all of which are owned by Textron Inc.

                          AVCO FINANCIAL SERVICES, INC.


                                     INDEX

PART I.  FINANCIAL INFORMATION                                                       PAGE
- ------------------------------                                                       ----
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheet at March 31, 1995
             and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . .      1

          Consolidated Statement of Income for the three months ended
             March 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . .      2

          Consolidated Statement of Cash Flows for the three months ended
             March 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . .      3

          Note to Consolidated Financial Statements  . . . . . . . . . . . . . .      4

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations  . . . . . . . . . . . . . . . . . . . . .      5



PART II. OTHER INFORMATION
- --------------------------

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

PART I.  FINANCIAL INFORMATION
- ------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         AVCO FINANCIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1995 AND DECEMBER 31, 1994

                                                                      1995       1994
                                                                  ----------  ----------
                                                                  (Thousands of dollars)
                                  ASSETS
Finance receivables . . . . . . . . . . . . . . . . . . . . . .  $6,912,611  $6,336,368
   Allowance for losses . . . . . . . . . . . . . . . . . . . .    (197,402)   (180,573)
   Insurance reserves and claims  . . . . . . . . . . . . . . .    (250,463)   (250,954)
                                                                 ----------  ----------
                                                                  6,464,746   5,904,841
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . .   760,003     704,244
Property and equipment  . . . . . . . . . . . . . . . . . . . . .    69,640      65,188
Insurance policy acquisition costs  . . . . . . . . . . . . . . .    44,909      42,932
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28,103      21,770
Cash    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,765      21,817
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   280,275     277,499
                                                                 ----------  ----------
      TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . .  $7,660,441  $7,038,291
                                                                 ==========  ==========

                             LIABILITIES AND STOCKHOLDER'S EQUITY
Senior debt
Commercial paper  . . . . . . . . . . . . . . . . . . . . . . . .$2,257,909  $2,380,039
   Banks  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   407,483      50,252
   Savings deposits . . . . . . . . . . . . . . . . . . . . . . .     6,343       4,804
   Notes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3,532,001   3,160,378
                                                                 ----------  ----------
                                                                  6,203,736   5,595,473
Senior subordinated debt  . . . . . . . . . . . . . . . . . . .       7,800       7,800
                                                                 ----------  ----------
      Total debt  . . . . . . . . . . . . . . . . . . . . . . . . 6,211,536   5,603,273

Accounts payable and accrued liabilities  . . . . . . . . . . . .   248,604     271,480
Insurance reserves and claims
   Unearned insurance premiums  . . . . . . . . . . . . . . . . .   152,381     146,163
   Losses and adjustment expenses . . . . . . . . . . . . . . . .    54,970      55,297
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .      67,556      68,334
                                                                 ----------  ----------
      Total liabilities . . . . . . . . . . . . . . . . . . . .   6,735,047   6,144,547
                                                                 ----------  ----------

Stockholder's equity
Common stock ($1 par value, 1,000,000 shares
   authorized; 500,000 shares outstanding)  . . . . . . . . . . .       500         500
Additional paid-in capital  . . . . . . . . . . . . . . . . . . .   137,588     137,588
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .   880,412     860,133
Securities valuation adjustment . . . . . . . . . . . . . . . .      24,418       8,278
Currency translation adjustment . . . . . . . . . . . . . . . .    (117,524)   (112,755)
                                                                 ----------  ----------
      Total stockholder's equity  . . . . . . . . . . . . . . .     925,394     893,744
                                                                 ----------  ----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY  . . . . . . .  $7,660,441  $7,038,291
                                                                 ==========  ==========





                             See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994



                                                                      1995       1994
                                                                    --------   --------
                                                                   (Thousands of dollars)

REVENUES
   Interest, discount and service charges . . . . . . . . . . . . . $300,573   $251,257
   Credit life, credit disability and casualty
      insurance premiums  . . . . . . . . . . . . . . . . . . . . .   80,831     63,286
   Investment and other income (including net
     realized investment gains and losses)  . . . . . . . . . . . .   16,191     13,023
                                                                    --------   --------
       Total revenues . . . . . . . . . . . . . . . . . . . . . . .  397,595    327,566
                                                                    --------   --------

EXPENSES
   Interest and debt expense  . . . . . . . . . . . . . . . . . . .  112,572     78,278
   Provision for losses on collection of finance
     receivables, less recoveries . . . . . . . . . . . . . . . . .   34,769     29,901
   Credit life, credit disability and casualty
     insurance losses and adjustment expenses,
     less recoveries  . . . . . . . . . . . . . . . . . . . . . . .   33,080     30,449
   Amortization of insurance policy acquisition costs . . . . . . .   18,321     12,150
   Other operating expenses . . . . . . . . . . . . . . . . . . . .  129,175    114,902
                                                                    --------   --------
       Total expenses . . . . . . . . . . . . . . . . . . . . . . .  327,917    265,680
                                                                    --------   --------

Income before income taxes  . . . . . . . . . . . . . . . . . . . .   69,678     61,886
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .   26,349     23,061
                                                                    --------   --------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 43,329   $ 38,825
                                                                    ========   ========





                             See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                                    1995       1994
                                                                 ---------- ----------
                                                                 (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $   43,329 $   38,825
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for losses on receivables  . . . . . . . . . . .      42,890     36,835
     Depreciation . . . . . . . . . . . . . . . . . . . . . . .       4,329      3,972
     Gain on sales of investments . . . . . . . . . . . . . . .      (1,784)    (1,034)
     Decrease (increase) in unamortized insurance policy
       acquisition costs  . . . . . . . . . . . . . . . . . . .      (2,034)       459
     Increase (decrease) in unearned insurance premiums and
       reserves for insurance losses and adjustment expenses  .       6,194     (4,479)
     Increase (decrease) in accounts payable and accrued
       liabilities  . . . . . . . . . . . . . . . . . . . . . .     (42,516)    19,053
     Increase (decrease) in income taxes  . . . . . . . . . . .         (53)        79
     Other, net . . . . . . . . . . . . . . . . . . . . . . . .      11,247      7,770
                                                                  --------- ----------
      Net cash provided by operating activities . . . . . . . .      61,602    101,480
                                                                  --------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated or purchased  . . . . . . . .  (1,072,615)  (828,859)
   Finance receivables repaid or sold . . . . . . . . . . . . .     890,048    772,248
   Purchases of investments available for sale  . . . . . . . .     (38,578)   (60,957)
   Proceeds from sales of investments available for sale  . . .       9,913     19,179
   Proceeds from maturities and calls of investments
      available for sale  . . . . . . . . . . . . . . . . . . .       9,717     37,880
   Capital expenditures . . . . . . . . . . . . . . . . . . . .      (3,308)    (3,199)
   Cash used in acquisition of HFCA, net of cash acquired . . .     (39,808)
                                                                 ----------  ---------
      Net cash used by investing activities . . . . . . . . . .    (244,631)   (63,708)
                                                                 ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in short-term debt  . . . . . . . . . . . . . . . .     (68,753)  (140,004)
   Proceeds from issuance of notes  . . . . . . . . . . . . . .     606,571    150,745
   Principal payments on notes  . . . . . . . . . . . . . . . .    (342,338)   (23,529)
   Decrease (increase) in savings deposits  . . . . . . . . . .       1,547     (1,476)
   Dividends paid . . . . . . . . . . . . . . . . . . . . . . .     (23,050)   (19,500)
                                                                 ---------- ----------
       Net cash provided (used) by financing activities   . . .     173,977    (33,764)
                                                                 ---------- ----------

Net increase (decrease) in cash . . . . . . . . . . . . . . . .      (9,052)     4,008
Cash at beginning of period . . . . . . . . . . . . . . . . . .      21,817      7,858
                                                                 ---------- ----------
Cash at end of period . . . . . . . . . . . . . . . . . . . . .  $   12,765 $   11,866
                                                                 ========== ==========





                             See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL
- -------

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

ACQUISITION
- -----------

In January 1995, the Registrant purchased the stock of HFC of Australia Ltd. and its Australian subsidiaries (HFCA), subsidiaries of Household
International, Inc. The Registrant paid $39.8 million in cash and assumed liabilities of approximately $435 million. This acquisition added approximately $436 million to the Registrant's finance receivable portfolio.

- ---------------------------------------------

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            -----------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

Income before income taxes for the three months ended March 31, 1995 was $69.7 million compared to $61.9 million for the three months ended March 31, 1994, an increase of $7.8 million (12.6%). This increase resulted primarily from: (i) an increase in the level of receivables outstanding as average finance receivables were $6.787 billion for the first three months of 1995 compared to $5.438 billion for the like period in 1994; (ii) an increase in earned premium and a decrease in the ratio of insurance losses to earned premium in both the finance related and independent insurance operations; and (iii) an increase in investment income due primarily to higher yields and a higher level of invested assets. This increase in income was partially offset by: (i) an increase in the cost of borrowed funds to 7.38% for the first three months in 1995 from 6.44% for the like period in 1994; (ii) an increase in the provision for losses associated with the increase in receivables outstanding; (iii) an increase in contingent insurance commissions in the independent insurance lines due primarily to improved loss experience; and (iv) a decline in yields on finance receivables due primarily to an increase in the percent of the finance receivable portfolio representing retail installment contracts, which are lower yielding. Interest income as a percent of average finance receivables was 17.72% for the first three months of 1995 compared to 18.48% for the like period in 1994.

Revenues for the three months ended March 31, 1995 were $397.6 million compared to $327.6 million for the three months ended March 31, 1994, an increase of $70 million (21.4%). This increase resulted primarily from the increase in the level of receivables outstanding, earned premium, and investment income, partially offset by a decrease of approximately $8.5 million from the decline in yields on finance receivables.

- ---------------------------------------------

FINANCIAL CONDITION

The Registrant utilizes a broad base of financial sources for its liquidity and capital requirements. Cash is provided from both operations and several different sources of borrowings, including unsecured borrowings under bank lines of credit, the issuance of commercial paper and sales of medium and long-term debt in the U.S. and foreign financial markets.

Under certain interest rate exchange agreements, the Registrant makes periodic fixed payments in exchange for periodic variable payments. The Registrant enters into such agreements to mitigate its exposure to increases in interest rates on a portion of its variable rate debt. During the first three months of 1995, the Registrant had $168.4 million of these agreements go into effect. These agreements have a weighted average original term of 2.0 years and expire through 1999. In addition, the Registrant had $150.0 million in basis swap agreements go into effect during the first three months of 1995. These agreements, which expire in 1996, had the effect of exchanging the indices used to determine interest expense under certain variable rate borrowing. These agreements serve to better match the rate of interest the Registrant incurred on its financing with the rate of interest earned on certain of its variable rate receivables. The effect of the basis swap agreements on the Registrant's average annual cost of borrowed funds is immaterial.


PART II.    OTHER INFORMATION
- -----------------------------

ITEM 1.     LEGAL PROCEEDINGS
            -----------------

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

ITEM 2.     CHANGES IN SECURITIES
            ---------------------

            Omitted in accordance with General Instruction H(2)(b).

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            -------------------------------

            Omitted in accordance with General Instruction H(2)(b).

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

            Omitted in accordance with General Instruction H(2)(b).

- -----------------------------------------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (a)   Exhibits
                  *(12) Statement of Computation of Number of Times Fixed Charges Earned.

                  *(27) Financial Data Schedule.

                  ---------------

                  *Filed herewith.

            (b)   Reports on Form 8-K
                  No Report on Form 8-K has been filed during the quarter for which this report is filed.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AVCO FINANCIAL SERVICES, INC.
                                                      (Registrant)

Date       May 12, 1995              By              GARY L. FITE
     -----------------------            ------------------------------------
                                                     GARY L. FITE
                                       Executive Vice President & Controller
                                             (Chief Accounting Officer)