Form 10-Q
period 1995-06-30
AVCO FINANCIAL SERVICES INC
filed 1995-08-10
CIK 8795

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1995
                               ----------------------------------------------

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


                         AVCO FINANCIAL SERVICES, INC.
-----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              DELAWARE                              13-2530491
------------------------------------  --------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)


       600 Anton Blvd., P.O. Box 5011, Costa Mesa, California 92628-5011
-----------------------------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code       (714) 435-1200
                                                   --------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---
At June 30, 1995, the Registrant had 500,000 shares of common stock ($1 par value per share) outstanding, all of which are owned by Textron Inc.

                         AVCO FINANCIAL SERVICES, INC.


                                     INDEX




PART I.  FINANCIAL INFORMATION                                                         PAGE
------------------------------                                                         ----
Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheet at June 30, 1995
             and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . 1

           Consolidated Statement of Income for the three and
             six months ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . 2

           Consolidated Statement of Cash Flows for the six months ended
             June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . 3

           Note to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . 5



PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . 7

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . 7

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . 7


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                         AVCO FINANCIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                      June 30, 1995 and December 31, 1994

                                                                      1995       1994
                                                                  ----------  ----------
                                                                  (Thousands of dollars)
                                ASSETS
Finance receivables . . . . . . . . . . . . . . . . . . . . . . . $6,892,937  $6,336,368
  Allowance for losses  . . . . . . . . . . . . . . . . . . . . .   (193,978)   (180,573)
  Insurance reserves and claims . . . . . . . . . . . . . . . . .   (229,384)   (250,954)
                                                                  ----------  ----------
                                                                   6,469,575   5,904,841
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . .    782,833     704,244
Property and equipment  . . . . . . . . . . . . . . . . . . . . .     67,723      65,188
Insurance policy acquisition costs  . . . . . . . . . . . . . . .     47,609      42,932
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27,690      21,770
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,204      21,817
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    284,113     277,499
                                                                  ----------  ----------
     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . $7,699,747  $7,038,291
                                                                  ==========  ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY
Senior debt
  Commercial paper  . . . . . . . . . . . . . . . . . . . . . . . $2,280,298  $2,380,039
  Banks   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    384,530      50,252
  Savings deposits  . . . . . . . . . . . . . . . . . . . . . . .      6,387       4,804
  Notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3,511,417   3,160,378
                                                                  ----------  ----------
                                                                   6,182,632   5,595,473
Senior subordinated debt  . . . . . . . . . . . . . . . . . . . .      4,400       7,800
                                                                  ----------  ----------
     Total debt . . . . . . . . . . . . . . . . . . . . . . . . .  6,187,032   5,603,273
Accounts payable and accrued liabilities  . . . . . . . . . . . .    264,773     271,480
Insurance reserves and claims
  Unearned insurance premiums . . . . . . . . . . . . . . . . . .    177,943     146,163
  Losses and adjustment expenses  . . . . . . . . . . . . . . . .     61,685      55,297
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .     50,709      68,334
                                                                  ----------  ----------
     Total liabilities  . . . . . . . . . . . . . . . . . . . . .  6,742,142   6,144,547
                                                                  ----------  ----------

Stockholder's equity
Common stock ($1 par value, 1,000,000 shares
  authorized; 500,000 shares outstanding) . . . . . . . . . . . .        500         500
Additional paid-in capital  . . . . . . . . . . . . . . . . . . .    137,588     137,588
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .    901,586     860,133
Securities valuation adjustment . . . . . . . . . . . . . . . . .     39,223       8,278
Currency translation adjustment . . . . . . . . . . . . . . . . .   (121,292)   (112,755)
                                                                  ----------  ----------
     Total stockholder's equity . . . . . . . . . . . . . . . . .    957,605     893,744
                                                                  ----------  ----------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY . . . . . . . . . $7,699,747  $7,038,291
                                                                  ==========  ==========





                             See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      Periods Ended June 30, 1995 and 1994


                                                  Three Months Ended     Six Months Ended
                                                 -------------------   -------------------

                                                   1995       1994       1995       1994
                                                 --------   --------   --------   --------
                                                          (Thousands of dollars)
REVENUES
  Interest, discount and service charges  . . .  $309,739   $254,945   $610,312   $506,202
  Credit life, credit disability and
    casualty insurance premiums . . . . . . . .    81,999     69,478    162,830    132,764
  Investment and other income (including net
    realized investment gains and losses) . . .    15,042     12,412     31,233     25,435
                                                 --------   --------   --------   --------
      Total revenues  . . . . . . . . . . . . .   406,780    336,835    804,375    664,401
                                                 --------   --------   --------   --------

EXPENSES
  Interest and debt expense . . . . . . . . . .   116,930     78,595    229,502    156,873
  Provision for losses on collection of finance
    receivables, less recoveries  . . . . . . .    33,283     31,735     68,052     61,636
  Credit life, credit disability and casualty
    insurance losses and adjustment expenses,
    less recoveries . . . . . . . . . . . . . .    36,738     31,200     69,818     61,649
  Amortization of insurance policy
    acquisition costs . . . . . . . . . . . . .    18,125     14,545     36,446     26,695
  Other operating expenses  . . . . . . . . . .   132,153    116,790    261,328    231,692
                                                 --------   --------   --------   --------
      Total expenses  . . . . . . . . . . . . .   337,229    272,865    665,146    538,545
                                                 --------   --------   --------   --------

Income before income taxes  . . . . . . . . . .    69,551     63,970    139,229    125,856
Income taxes  . . . . . . . . . . . . . . . . .    26,027     24,235     52,376     47,296
                                                 --------   --------   --------   --------

NET INCOME  . . . . . . . . . . . . . . . . . .  $ 43,524   $ 39,735   $ 86,853   $ 78,560
                                                 ========   ========   ========   ========





                             See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Six Months Ended June 30, 1995 and 1994

                                                                    1995         1994
                                                                 ----------   ----------
                                                                  (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . .  $   86,853   $   78,560
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for losses on receivables . . . . . . . . . . . .      84,350       75,751
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . .       9,577        7,920
    Gain on sales of investments  . . . . . . . . . . . . . . .      (2,149)      (1,029)
    Increase in unamortized insurance policy
      acquisition costs . . . . . . . . . . . . . . . . . . . .      (4,686)      (1,566)
    Increase (decrease) in unearned insurance premiums and
      reserves for insurance losses and adjustment expenses . .      18,986         (556)
    Increase (decrease) in accounts payable and accrued
      liabilities . . . . . . . . . . . . . . . . . . . . . . .     (26,177)      13,295
    Increase (decrease) in income taxes . . . . . . . . . . . .     (16,394)       1,134
    Other, net  . . . . . . . . . . . . . . . . . . . . . . . .        (607)       7,562
                                                                 ----------   ----------
      Net cash provided by operating activities . . . . . . . .     149,753      181,071
                                                                 ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased . . . . . . . . .  (2,164,902)  (1,793,320)
  Finance receivables repaid or sold  . . . . . . . . . . . . .   1,947,803    1,579,735
  Purchases of investments available for sale . . . . . . . . .     (92,855)     (82,504)
  Proceeds from sales of investments available for sale . . . .      45,169       29,334
  Proceeds from maturities and calls of investments
    available for sale  . . . . . . . . . . . . . . . . . . . .      26,761       39,083
  Capital expenditures  . . . . . . . . . . . . . . . . . . . .      (9,108)      (8,566)
  Cash used in acquisition of HFCA, net of cash acquired  . . .     (39,808)
                                                                 ----------   ----------
      Net cash used by investing activities . . . . . . . . . .    (286,940)    (236,238)
                                                                 ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in short-term debt . . . . . . . . . . . . . . . . .     (61,784)     (36,025)
  Proceeds from issuance of notes . . . . . . . . . . . . . . .     918,179      365,230
  Principal payments on notes   . . . . . . . . . . . . . . . .    (677,016)    (233,363)
  Increase (decrease) in savings deposits . . . . . . . . . . .       1,595       (1,586)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . .     (45,400)     (39,500)
                                                                 ----------   ----------
      Net cash provided by financing activities . . . . . . . .     135,574       54,756
                                                                 ----------   ----------

Net decrease in cash  . . . . . . . . . . . . . . . . . . . . .      (1,613)        (411)
Cash at beginning of period . . . . . . . . . . . . . . . . . .      21,817        7,858
                                                                 ----------   ----------
Cash at end of period . . . . . . . . . . . . . . . . . . . . .  $   20,204   $    7,447
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

      ACQUISITIONS

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

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.

      Income before income taxes for the six months ended June 30, 1995 was $139.2 million compared to $125.9 million for the six months ended June 30, 1994, an increase of $13.3 million (10.6%). This increase resulted primarily from: (i) an increase in the level of receivables outstanding as average finance receivables were $6.826 billion for the first six months of 1995 compared to $5.470 billion during the first six months of 1994; (ii) an increase in earned premium and a decrease in the ratio of insurance losses to earned premium; (iii) a decrease in the ratio of charge-offs to average finance receivables; and (iv) an increase in investment income due primarily to higher yields and a higher level of invested assets. This increase in income was partially offset by: (i) an increase in the cost of borrowed funds to 7.41% for the first six months in 1995 from 6.43% for the like period in 1994; (ii)
      an increase in contingent commissions in the independent insurance lines due primarily to improved loss experience; and (iii) lower receivable yields due primarily to an increase in the percent of the finance receivable portfolio representing retail installment contracts, which are lower yielding. Interest income as a percent of average finance receivables (on an annualized basis) was 17.88% for the first six months of 1995 compared to 18.51% for the like period in 1994.

      Revenues for the six months ended June 30, 1995 were $804.4 million compared to $664.4 million for the six months ended June 30, 1994, an increase of $140.0 million (21.1%). This increase resulted primarily from the increase in the level of receivables outstanding, earned premium, and investment income, partially offset by a decrease of approximately $12.9 million from the decline in yields on finance receivables.

      RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.

      Income before income taxes for the three months ended June 30, 1995 was $69.5 million compared to $64.0 million for the three months ended June 30, 1994, an increase of $5.5 million (8.7%). This increase in income resulted primarily from: (i) an increase in the level of receivables outstanding; (ii) an increase in earned premium; and (iii) an increase in investment income due primarily to higher yields and a higher level of invested assets. This increase in income was partially offset by: (i) an increase in the cost of borrowed funds and
      (ii) a decrease in yields on finance receivables.

      Revenues for the three months ended June 30, 1995 were $406.8 million compared to $336.8 million for the three months ended June 30, 1994, an increase of $70.0 million (20.8%). This increase resulted primarily from the higher level of receivables outstanding, earned premium, and investment income, partially offset by the decrease in finance receivable yields.

      FINANCIAL CONDITION

      The Registrant utilizes a broad base of financial sources for its liquidity and capital requirements. Cash is provided from both operations and several different sources of borrowings, including unsecured borrowings under bank lines of credit, the issuance of commercial paper and sales of medium and long-term debt in the U.S. and foreign financial markets.

      Under certain interest rate exchange agreements, the Registrant makes periodic fixed payments in exchange for periodic variable payments. The Registrant enters into such agreements to mitigate its exposure to increases in interest rates on a portion of its variable rate debt. During the first six months of 1995, the Registrant had $305.7 million of these agreements go into effect. These agreements have a weighted average original term of 2.1 years and expire through 1999. In addition, the Registrant had $250.0 million in basis swap agreements go into effect during the first six months of 1995. These agreements, which expire in 1996, had the effect of exchanging the indices used to determine interest expense under certain variable rate borrowings. These agreements serve to better match the rate of interest the Registrant incurred on its financing with the rate of interest earned on certain of its variable rate receivables. The effect of the basis swap agreements on the Registrant's average annual cost of borrowed funds is not material.

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

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Omitted in accordance with General Instruction H(2)(b).

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits
                        *(12) Statement of Computation of Number of Times Fixed Charges Earned.

                        *(27) Financial Data Schedule.

                        ----------------------
                        *Filed herewith

                  (b)   Reports on Form 8-K
                        During the quarter ended June 30, 1995, the Registrant filed two reports on Form 8-K:

                        Report dated May 1, 1995, relating to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 to describe the purpose and effects of the Registrant's use of interest rate exchange agreements (swaps) to manage its ratio of short-term variable rate debt to fixed rate long-term debt.

                        Report dated June 29, 1995, relating to the Registrant's Registration Statement No. 33-55953 with respect to which the Registrant commenced an offering from time to time of $700,000,000 of Medium Term Notes, Series G, due from more than nine months to 10 years from date of issues.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AVCO FINANCIAL SERVICES, INC.
                                                        (Registrant)


      Date  August 10, 1995             By              GARY L. FITE
                                            -----------------------------------
                                                        GARY L. FITE
                                          Executive Vice President & Controller
                                               (Chief Accounting Officer)