Form 10-Q
period 1995-09-30
AVCO FINANCIAL SERVICES INC
filed 1995-11-13
CIK 8795

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended         September 30, 1995
                                      ----------------------------------


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

                         AVCO FINANCIAL SERVICES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                DELAWARE                                 13-2530491
-----------------------------------------  ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


       600 Anton Blvd., P.O. Box 5011, Costa Mesa, California 92628-5011
-------------------------------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code       (714) 435-1200
                                                    ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

At September 30, 1995, the Registrant had 500,000 shares of common stock ($1 par value per share) outstanding, all of which are owned by Textron Inc.

                         AVCO FINANCIAL SERVICES, INC.


                                     INDEX




PART I.  FINANCIAL INFORMATION                                                               PAGE
------------------------------                                                               ----
Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheet at September 30, 1995
              and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

            Consolidated Statement of Income for the three and
              nine months ended September 30, 1995 and 1994   . . . . . . . . . . . . . . .   2

            Consolidated Statement of Cash Flows for the nine months ended
              September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . .   3

            Note to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . .   4

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . .   5



PART II. OTHER INFORMATION
--------------------------

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . .   7

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .   7


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         AVCO FINANCIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                                               1995                  1994
                                                                            ----------             ----------
                                                                                  (Thousands of dollars)
                               ASSETS
Finance receivables . . . . . . . . . . . . . . . . . . . . . . . . . .     $7,017,206             $6,336,368
  Allowance for losses  . . . . . . . . . . . . . . . . . . . . . . . .       (197,494)              (180,573)
  Insurance reserves and claims   . . . . . . . . . . . . . . . . . . .       (261,310)              (250,954)
                                                                            ----------             ----------
                                                                             6,558,402              5,904,841
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        827,525                704,244
Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . .         67,453                 65,188
Insurance policy acquisition costs  . . . . . . . . . . . . . . . . . .         50,551                 42,932
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         27,277                 21,770
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,919                 21,817
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        282,379                277,499
                                                                            ----------             ----------
    TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $7,826,506             $7,038,291
                                                                            ==========             ==========

                  LIABILITIES AND STOCKHOLDER'S EQUITY
Senior debt
  Commercial paper  . . . . . . . . . . . . . . . . . . . . . . . . . .     $2,279,284             $2,380,039
  Banks   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        324,734                 50,252
  Savings deposits  . . . . . . . . . . . . . . . . . . . . . . . . . .          6,044                  4,804
  Notes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,637,801              3,160,378
                                                                            ----------             ----------
                                                                             6,247,863              5,595,473
Senior subordinated debt  . . . . . . . . . . . . . . . . . . . . . . .          3,900                  7,800
                                                                            ----------             ----------
    Total debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,251,763              5,603,273
Accounts payable and accrued liabilities  . . . . . . . . . . . . . . .        272,942                271,480
Insurance reserves and claims
  Unearned insurance premiums   . . . . . . . . . . . . . . . . . . . .        177,857                146,163
  Losses and adjustment expenses  . . . . . . . . . . . . . . . . . . .         57,486                 55,297
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         61,681                 68,334
                                                                            ----------             ----------
    Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . .      6,821,729              6,144,547
                                                                            ----------             ----------

Stockholder's equity
Common stock ($1 par value, 1,000,000 shares
  authorized; 500,000 shares outstanding)   . . . . . . . . . . . . . .            500                    500
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .        137,588                137,588
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .        926,312                860,133
Securities valuation adjustment . . . . . . . . . . . . . . . . . . . .         48,476                  8,278
Currency translation adjustment . . . . . . . . . . . . . . . . . . . .       (108,099)              (112,755)
                                                                            ----------             ----------
    Total stockholder's equity  . . . . . . . . . . . . . . . . . . . .      1,004,777                893,744
                                                                            ----------             ----------
    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY  . . . . . . . . . . . .     $7,826,506             $7,038,291
                                                                            ==========             ==========





                             See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                   PERIODS ENDED SEPTEMBER 30, 1995 AND 1994


                                                                   Three Months Ended            Nine Months Ended
                                                                  ---------------------       ------------------------
                                                                    1995         1994            1995         1994
                                                                  --------     --------       ----------    ----------
                                                                                (Thousands of dollars)
REVENUES
  Interest, discount and service charges  . . . . . . . . . . .   $317,231     $263,577       $  927,543    $  769,779
  Credit life, credit disability and
    casualty insurance premiums   . . . . . . . . . . . . . . .     87,316       75,547          250,146       208,311
  Investment and other income (including net
    realized investment gains and losses)   . . . . . . . . . .     16,060       14,082           47,293        39,517
                                                                  --------     --------       ----------    ----------
      Total revenues  . . . . . . . . . . . . . . . . . . . . .    420,607      353,206        1,224,982     1,017,607
                                                                  --------     --------       ----------    ----------

EXPENSES
  Interest and debt expense   . . . . . . . . . . . . . . . . .    113,040       83,861          342,542       240,734
  Provision for losses on collection of finance
    receivables, less recoveries  . . . . . . . . . . . . . . .     39,033       33,976          107,085        95,612
  Credit life, credit disability and casualty
    insurance losses and adjustment expenses,
    less recoveries   . . . . . . . . . . . . . . . . . . . . .     38,704       32,930          108,522        94,579
  Amortization of insurance policy
    acquisition costs   . . . . . . . . . . . . . . . . . . . .     18,929       16,731           55,375        43,426
  Other operating expenses  . . . . . . . . . . . . . . . . . .    135,298      117,559          396,626       349,251
                                                                  --------     --------       ----------    ----------
      Total expenses  . . . . . . . . . . . . . . . . . . . . .    345,004      285,057        1,010,150       823,602
                                                                  --------     --------       ----------    ----------

Income before income taxes  . . . . . . . . . . . . . . . . . .     75,603       68,149          214,832       194,005
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .     28,527       25,520           80,903        72,816
                                                                  --------     --------       ----------    ----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 47,076     $ 42,629       $  133,929    $  121,189
                                                                  ========     ========       ==========    ==========





                             See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                          1995            1994
                                                                       ----------      ----------
                                                                         (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  133,929      $  121,189
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for losses on receivables   . . . . . . . . . . . . . .     131,903         116,798
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . .      14,346          11,951
    Gain on sales of investments  . . . . . . . . . . . . . . . . . .      (2,725)         (2,823)
    Increase in unamortized insurance policy
     acquisition costs  . . . . . . . . . . . . . . . . . . . . . . .      (7,511)         (5,236)
    Increase in unearned insurance premiums and
     reserves for insurance losses and adjustment expenses  . . . . .      42,957          17,480
    Increase (decrease) in accounts payable and accrued
     liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .     (19,224)         10,139
    Decrease in income taxes  . . . . . . . . . . . . . . . . . . . .      (6,541)           (700)
    Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,153)         12,236
                                                                       ----------      ----------
      Net cash provided by operating activities . . . . . . . . . . .     285,981         281,034
                                                                       ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased   . . . . . . . . . . .  (3,246,899)     (2,935,368)
  Finance receivables repaid or sold  . . . . . . . . . . . . . . . .   2,905,257       2,387,887
  Purchases of investments available for sale   . . . . . . . . . . .    (146,449)       (142,996)
  Proceeds from sales of investments available for sale   . . . . . .      60,933          55,754
  Proceeds from maturities and calls of investments
    available for sale  . . . . . . . . . . . . . . . . . . . . . . .      43,109          46,269
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . .     (13,263)        (13,759)
  Cash used in acquisition of HFCA, net of cash acquired  . . . . . .     (39,808)
                                                                       ----------      ----------
      Net cash used by investing activities . . . . . . . . . . . . .    (437,120)       (602,213)
                                                                       ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in short-term debt  . . . . . . . . . . . . . .    (135,892)         41,343
  Proceeds from issuance of notes   . . . . . . . . . . . . . . . . .   1,176,393         945,722
  Principal payments on notes   . . . . . . . . . . . . . . . . . . .    (831,734)       (598,395)
  Increase (decrease) in savings deposits   . . . . . . . . . . . . .       1,224            (104)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . .     (67,750)        (59,500)
                                                                       ----------      ----------
     Net cash provided by financing activities  . . . . . . . . . . .     142,241         329,066
                                                                       ----------      ----------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . .      (8,898)          7,887
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . .      21,817           7,858
                                                                       ----------      ----------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . .  $   12,919      $   15,745
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

Income before income taxes for the nine months ended September 30, 1995 was $214.8 million compared to $194.0 million for the nine months ended September 30, 1994, an increase of $20.8 million (10.7%). This increase resulted primarily from: (i) an increase in the level of receivables outstanding as average finance receivables were $6.855 billion for the first nine months of 1995 compared to $5.564 billion during the first nine months of 1994; (ii) an increase in earned premium and a decrease in the ratio of insurance losses to earned premium; (iii) a decrease in the ratio of other operating expenses to revenues in both the finance and insurance operations; and (iv) an increase in investment income due primarily to higher yields and a higher level of invested assets. This increase in income was partially offset by: (i) an increase in the cost of borrowed funds to 7.35% for the first nine months in 1995 from 6.46% for the like period in 1994 and (ii) lower receivable yields due primarily to an increase in the level of retail installment contracts outstanding. Interest income as a percent of average finance receivables (on an annualized basis) was 18.04% for the first nine months of 1995 compared to 18.45% for the like period in 1994.

Revenues for the nine months ended September 30, 1995 were $1.225 billion compared to $1.018 billion for the nine months ended September 30, 1994, an increase of $207 million (20.3%). This increase resulted primarily from the increase in the level of receivables outstanding, earned premium, and investment income, partially offset by a decrease of approximately $10.3 million from the decline in yields on finance receivables.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

Income before income taxes for the three months ended September 30, 1995 was $75.6 million compared to $68.1 million for the three months ended September 30, 1994, an increase of $7.5 million (10.9%). This increase resulted primarily from: (i) an increase in the level of receivables outstanding; (ii) an increase in earned premium; and (iii) an increase in investment income due primarily to higher yields and a higher level of invested assets. This increase in income was partially offset by: (i) an increase in the cost of borrowed funds and (ii) a decrease in yields on finance receivables.

Revenues for the three months ended September 30, 1995 were $420.6 million compared to $353.2 million for the three months ended September 30, 1994, an increase of $67.4 million (19.1%). This increase resulted primarily from the higher level of receivables outstanding, earned premium, and investment income, partially offset by the decrease in yields on finance receivables.

FINANCIAL CONDITION

The Registrant utilizes a broad base of financial sources for its liquidity and capital requirements. Cash is provided from both operations and several different sources of borrowings, including unsecured borrowings under bank lines of credit, the issuance of commercial paper and sales of medium and long-term debt in the U.S. and foreign financial markets.

Under certain interest rate exchange agreements, the Registrant makes periodic fixed payments in exchange for periodic variable payments. The Registrant enters into such agreements to mitigate its exposure to increases in interest rates on a portion of its variable rate debt. During the first nine months of 1995, the Registrant had $376.6 million of these agreements go into effect. These agreements have a weighted average original term of 2.1 years and expire through 1999. In addition, the Registrant had $250.0 million in basis swap agreements go into effect during the first nine months of 1995. These agreements, which expire in 1996, had the effect of exchanging the indices used to determine interest expense under certain variable rate borrowings. These agreements serve to better match the rate of interest the Registrant incurred on its financing with the rate of interest earned on certain of its variable rate receivables. The effect of the basis swap agreements on the Registrant's average annual cost of borrowed funds is not material.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Omitted in accordance with General Instruction H(2)(b).

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)      Exhibits
                     *(12) Statement of Computation of Number of Times Fixed Charges Earned.

                     *(27) Financial Data Schedule.

                     ----------------------
                     *Filed herewith

            (b)      Reports on Form 8-K
                     During the quarter ended September 30, 1995, the Registrant filed one report on Form 8-K:

                     Report dated September 20, 1995, relating to Registrant's Registration Statement Nos. 33-50547 and 33-55953 on
                     Form S-3 with respect to which the Registrant commenced an offering on September 14, 1995 of $200,000,000 of 6.35% Senior Notes due September 15, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AVCO FINANCIAL SERVICES, INC.
                                                    (Registrant)


Date  November 10, 1995              By             GARY L. FITE
                                        -------------------------------------
                                                    GARY L. FITE
                                        Executive Vice President & Controller
                                             (Chief Accounting Officer)