Form 10-K
period 1995-12-31
AVCO FINANCIAL SERVICES INC
filed 1996-03-28
CIK 8795

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     (THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.)

                           COMMISSION FILE NO. 0-6119

                         AVCO FINANCIAL SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-2530491
        (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
  600 ANTON BLVD., P.O. BOX 5011, COSTA MESA,
                   CALIFORNIA                                    92628-5011
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  714-435-1200

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

     At December 31, 1995, the Registrant had 500,000 shares of common stock ($1 par value per share) outstanding, all of which are owned by Textron Inc.

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

     The Registrant is principally engaged in consumer finance and insurance activities. The Registrant's finance operations mainly involve loans made by the Avco Financial Services Group. Such loans consist primarily of consumer loans which are unsecured or secured by personal property and are in relatively small amounts and for relatively short periods; real estate loans which are secured by real property in larger amounts and for considerably longer periods; and retail installment contracts, principally covering personal property. As of December 31, 1995, the Registrant operated 1,230 finance offices located in all states of the United States (except Arkansas, Kansas, Maine, Mississippi, Oklahoma, Texas and Vermont), the Commonwealth of Puerto Rico, the Virgin Islands, all Canadian provinces and the Yukon Territory, six Australian states and the Australian Capital Territory, Hong Kong, New Zealand, Spain and the United Kingdom. The Registrant's insurance business consists primarily of the sale of credit life, credit disability and casualty insurance offered by various subsidiaries (Avco Insurance Services Group), a significant part of which is directly related to the Registrant's finance activities.

     To complement its existing operations in Australia, in January 1995, the Registrant purchased the stock of HFC of Australia Ltd. and its Australian subsidiaries (HFCA), subsidiaries of Household International, Inc. This acquisition added approximately $436 million to the Registrant's finance receivable portfolio.

     For a summary of revenues, income before income taxes, and identifiable assets by industry segment, see Note 7 to the Consolidated Financial Statements of the Registrant.

     At December 31, 1995, the Registrant employed approximately 7,500 persons.

AVCO FINANCIAL SERVICES GROUP

  Finance Receivables

     The Registrant's finance receivable portfolio consisted of the following:

                                                             December 31,
                                       ---------------------------------------------------------
                                         1995        1994        1993        1992        1991
                                       ---------   ---------   ---------   ---------   ---------
                                                        (Thousands of dollars)
Consumer loans.......................  $3,021,227  $2,721,905  $2,389,994  $2,275,016  $2,076,251
Real estate loans....................   2,512,619   2,415,621   2,260,815   2,141,900   1,995,075
Retail installment contracts.........   1,135,830   1,107,282     741,998     656,668     544,477
Other loans..........................     263,850      91,560      76,756      84,721     132,625
                                       ----------  ----------  ----------  ----------  ----------
     Total...........................  $6,933,526  $6,336,368  $5,469,563  $5,158,305  $4,748,428
                                       ==========  ==========  ==========  ==========  ==========

     The following table presents the Registrant's outstanding finance receivables by country:

                                                             December 31,
                                       ---------------------------------------------------------
                                         1995        1994        1993        1992        1991
                                       ---------   ---------   ---------   ---------   ---------
                                                        (Thousands of dollars)
Australia............................  $1,009,345  $  611,087  $  489,034  $  455,771  $  448,583
Canada...............................     967,809     908,339     874,277     835,942     966,898
United Kingdom.......................     607,986     587,972     467,363     434,498     423,354
United States........................   4,115,141   4,140,094   3,638,889   3,432,094   2,909,593
Other Countries*.....................     233,245      88,876
                                       ----------  ----------  ----------  ----------  ----------
     Total...........................  $6,933,526  $6,336,368  $5,469,563  $5,158,305  $4,748,428
                                       ==========  ==========  ==========  ==========  ==========

---------------

* Includes the operations of Hong Kong and Spain which commenced operations in 1994 and New Zealand.

     At December 31, 1995, finance receivables in the United States represented 59% of the Registrant's total finance receivables outstanding. At such date, receivables outstanding in no state exceeded 7% of the United States' portfolio, except California in which outstanding receivables represented 16% of the United States' portfolio and 9% of the consolidated portfolio.

     Receivable growth in international operations is affected by fluctuations in foreign currency exchange rates. Increases (decreases) in receivable growth due to foreign currency translation for the five years ended December 31, 1995 were (in millions): $(1.1) in 1995, $47.5 in 1994, $(48.2) in 1993, $(211.2) in
1992, and $(16.2) in 1991.

  Consumer Loans and Real Estate Loans

     The Registrant's consumer lending activities involve secured and unsecured installment loans to individuals. After repaying portions of their consumer loans, many customers take out new loans in amounts sufficient to pay off the balance of the existing loans and to supply additional needed money. Of the aggregate of 879,439 consumer and real estate loans written during the year ended December 31, 1995, approximately 49% included advances to refinance outstanding balances.

     The Registrant's real estate loans consist primarily of loans made to individuals which are secured by first or second mortgages on single family homes.

     A summary of the Registrant's consumer and real estate loan accounts written (excluding both refinanced balances and receivables acquired from other finance companies) and outstanding is as follows:

                                                        Year ended December 31,
                                       ---------------------------------------------------------
                                         1995        1994        1993        1992        1991
                                       ---------   ---------   ---------   ---------   ---------
                                                        (Thousands of dollars*)
New funds advanced
  Consumer loans
     Funds advanced..................  $1,929,581  $1,736,634  $1,474,139  $1,241,420  $1,115,497
     Average amount..................  $    2,272  $    2,014  $    1,836  $    1,705  $    1,563
  Real estate loans
     Funds advanced..................  $  709,624  $  727,139  $  642,082  $  630,594  $  625,745
     Average amount..................  $   23,608  $   23,714  $   21,022  $   20,357  $   20,391
Receivables outstanding at end of
  period
  Consumer loans
     Net balance.....................  $3,021,227  $2,721,905  $2,389,994  $2,275,016  $2,076,251
     Average amount..................  $    2,888  $    2,725  $    2,407  $    2,214  $    2,139
  Real estate loans
     Net balance.....................  $2,512,619  $2,415,621  $2,260,815  $2,141,900  $1,995,075
     Average amount..................  $   27,311  $   27,450  $   25,120  $   23,318  $   24,083

------------

* Except average amount.

  Retail Installment Contracts

     The Registrant's sales finance operations consist principally of the purchase, generally without recourse, of retail installment contracts from dealers in automobiles, furniture, television sets, household appliances and floor coverings. Retail installment operations provide a source of new customers for consumer loan business. In general, retail installment contracts carry a lower profit margin than consumer loans, and the volume of such business tends to be more volatile.

     The following table summarizes retail installment contracts purchased (excluding contracts acquired from other finance companies) and outstanding:

                                                          Year ended December 31,
                                          -------------------------------------------------------
                                            1995        1994        1993        1992       1991
                                          ---------   ---------   ---------   --------   --------
                                                          (Thousands of dollars*)
Retail installment contracts purchased    $1,310,373  $1,319,291  $1,041,981  $945,380   $784,957
Retail installment contracts outstanding
  at end of period
     Net balance                          $1,135,830  $1,107,282  $ 741,998   $656,668   $544,477
     Average amount                       $    1,067  $    1,042  $     859   $    808   $    821

------------

* Except average amount.

  Other Receivables

     At December 31, 1995, other receivables outstanding of $263.9 million consisted primarily of equipment leasing receivables generated by the Registrant's Australian, Hong Kong and United States operations. Such leases are generally written for periods not exceeding 4 years.

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

     Subject to governmental restrictions, the Registrant makes loans secured by consumer goods for varying periods, with original contractual terms generally not exceeding 4 years. Loans secured by real estate generally do not exceed 15 years. During 1995, the weighted average maturity of real estate loans written was approximately 8 years. The Registrant purchases retail installment contracts with original contractual terms generally not exceeding 3 years.

  Nonearning Assets

     Accrual of interest income is suspended for accounts which are contractually delinquent by more than three payments. Once an account is suspended, subsequent interest income is recognized when collected.

     Nonearning assets represent those finance receivables on which both the accrual of interest income has been suspended and for which no payment of principal or interest has been received for more than 30 days. Nonearning assets totaled approximately $115.0 million at December 31, 1995 and $81.3 million at December 31, 1994.

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

     Foreclosed real estate loans are transferred out of finance receivables into other assets at the lower of fair value (less estimated costs to sell) or the outstanding loan balance. The difference between the amount transferred and the outstanding loan balance is written off. Subsequent gains and losses on the disposition of real estate owned are reflected in other operating expenses. At December 31, 1995 and 1994, real estate owned was $43.9 million and $35.5 million, respectively.

     The allowance for losses at December 31, 1995 was $195.4 million or 2.82% of finance receivables then outstanding; such allowance at December 31, 1994 was $180.6 million or 2.85% of finance receivables outstanding. See Note 2 to the Consolidated Financial Statements of the Registrant for an analysis of the allowance for losses for the five years ended December 31, 1995. The following table shows gross and net write-offs, the percentages which these items bear to average finance receivables and the amount of the provision for losses charged to income (less recoveries):

                                             Gross write-offs      Recoveries       Net write-offs
                                          ----------------------      from      ----------------------
                                                     Percentage    receivables             Percentage    Provision
                                                     of average    previously              of average    for losses
                                                       finance      written                  finance        less
Year ended December 31,                    Amount    receivables      off        Amount    receivables   recoveries
------------------------                  --------   -----------   ----------   --------   -----------   ----------
                                                                   (Thousands of dollars)
        1995                              $176,804       2.6%       $ 32,914    $143,890       2.1%       $ 149,143
        1994                               141,886       2.5          28,452     113,434       2.0          136,101
        1993                               138,104       2.7          26,611     111,493       2.1          120,694
        1992                               136,795       2.7          26,797     109,998       2.2          118,251
        1991                               132,816       2.9          23,798     109,018       2.4          114,222

     The following table presents for the five years ended December 31, 1995 loans on which one or more installments were more than 60 days delinquent on a contractual basis (expressed as a percentage of the related gross receivables outstanding):

                                           Real Estate     Other      Total
Year ended December 31,                       Loans        Loans*     Loans
------------------------                   -----------     ------     -----
        1995                                  1.76%         3.50%     2.89%
        1994                                  1.29%         2.84%     2.28%
        1993                                  1.45%         3.12%     2.46%
        1992                                  1.37%         3.77%     2.80%
        1991                                  1.51%         4.17%     3.08%

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

     The Registrant's average annual cost of borrowed funds for each fiscal year 1995 through 1991 was as follows: 1995 -- 7.32%; 1994 -- 6.63%; 1993 -- 6.97%;
1992 -- 8.11%; and 1991 -- 9.73%.

AVCO INSURANCE SERVICES GROUP

     The Registrant, through the Avco Insurance Services Group, is engaged in the credit life, credit disability and casualty insurance business in most states of the United States, all Canadian provinces, seven Australian jurisdictions and New Zealand. Where applicable laws permit, the Registrant makes available to customers credit life, credit disability and casualty insurance through the Avco Financial Services Group or independent companies. During 1995, approximately 77% of the Group's credit life and credit disability insurance business and approximately 20% of its casualty insurance business was derived from the Registrant's finance customers. The Group's remaining credit life, credit disability and casualty insurance business is written with customers on a direct basis or through independent agents.

     The Group's casualty business consists primarily of insurance covering collateral protection, involuntary unemployment, personal property and automobile physical damage.

     The following table summarizes the results of operations of the Avco Insurance Services Group by major line of business included in the consolidated financial statements of the Registrant:

                                                            Year ended December 31,
                                              ----------------------------------------------------
                                                1995       1994       1993       1992       1991
                                              --------   --------   --------   --------   --------
                                                              (Thousands of dollars)
Credit Life, Credit Disability and Other
  Premiums written                            $145,243   $151,370   $135,218   $123,863   $105,987
                                              ========   ========   ========   ========   ========
  Premiums earned                             $139,105   $131,840   $127,458   $123,122   $124,468
  Investment income                             35,594     20,239     19,793     19,366     22,157
  Losses and adjustment expenses, less
     recoveries                                (61,782)   (58,268)   (59,306)   (56,181)   (54,240)
  Expenses                                     (58,535)   (55,019)   (54,826)   (51,923)   (48,495)
  Income taxes                                 (18,043)   (11,567)   (10,514)   (10,840)   (13,719)
                                              --------   --------   --------   --------   --------
  Income before cumulative effect of changes
     in accounting principles                   36,339     27,225     22,605     23,544     30,171
  Cumulative effect of changes in accounting
     principles                                                                  (1,788)
                                              --------   --------   --------   --------   --------
  Net income                                  $ 36,339   $ 27,225   $ 22,605   $ 21,756   $ 30,171
                                              ========   ========   ========   ========   ========
Casualty
  Premiums written                            $240,723   $173,380   $158,645   $151,146   $167,498
                                              ========   ========   ========   ========   ========
  Premiums earned                             $210,654   $155,538   $150,954   $151,886   $159,477
  Investment income                             19,447     24,085     23,532     23,168     26,287
  Losses and adjustment expenses, less
     recoveries                                (93,695)   (69,417)   (72,764)   (80,957)   (75,871)
  Expenses                                    (107,870)   (82,848)   (82,894)   (75,369)   (81,642)
  Income taxes                                  (9,275)    (8,966)    (5,004)    (4,762)    (8,371)
                                              --------   --------   --------   --------   --------
  Income before cumulative effect of changes
     in accounting principles                   19,261     18,392     13,824     13,966     19,880
  Cumulative effect of changes in accounting
     principles                                                                  (1,788)
                                              --------   --------   --------   --------   --------
  Net income                                  $ 19,261   $ 18,392   $ 13,824   $ 12,178   $ 19,880
                                              ========   ========   ========   ========   ========
Total Operations
  Premiums written                            $385,966   $324,750   $293,863   $275,009   $273,485
                                              ========   ========   ========   ========   ========
  Premiums earned                             $349,759   $287,378   $278,412   $275,008   $283,945
  Investment income(1)                          55,041     44,324     43,325     42,534     48,444
  Losses and adjustment expenses, less
     recoveries                               (155,477)  (127,685)  (132,070)  (137,138)  (130,111)
  Expenses                                    (166,405)  (137,867)  (137,720)  (127,292)  (130,137)
  Income taxes                                 (27,318)   (20,533)   (15,518)   (15,602)   (22,090)
                                              --------   --------   --------   --------   --------
  Income before cumulative effect of changes
     in accounting principles                   55,600     45,617     36,429     37,510     50,051
  Cumulative effect of changes in accounting
     principles                                                                  (3,576)
                                              --------   --------   --------   --------   --------
  Net income                                  $ 55,600   $ 45,617   $ 36,429   $ 33,934   $ 50,051
                                              ========   ========   ========   ========   ========

------------

(1) Investment income includes capital gains of $3.2 million, $2.8 million, $4.3 million, $3.1 million, and $4.7 million for the years 1995 through 1991, respectively. The 1995 allocation of investment income reflects the growing impact of statutory requirements on capital surplus by product line.

     Included in the assets of the Avco Insurance Services Group at December 31, 1995 were investments in securities carried at $759.8 million for which the aggregate cost was $728.8 million. At December 31, 1995, the Avco Insurance Services Group carried a valuation adjustment for its investments totaling $20.2 million. This valuation adjustment represents the excess of aggregate estimated fair value over aggregate cost of its securities (net of applicable taxes).

     The composition of invested assets of the Avco Insurance Services Group at December 31, 1995 and 1994 and the returns on such investments for the years then ended were as follows:

                                                         1995                     1994
                                                 --------------------     --------------------
                                                  Amount      Percent      Amount      Percent
                                                 --------     -------     --------     -------
                                                            (Thousands of dollars)
    Composition of Invested Assets
      Equities, at market
         Preferred                               $  6,831          .9%    $  4,727          .7%
         Common                                    16,772         2.2       14,342         2.2
      Bonds available for sale, at estimated
         fair value(1)                            654,961        84.2      554,146        84.4
      Commercial paper, at estimated fair value
         (approximates cost)                       79,233        10.2       54,242         8.3
      Real estate, net                              3,417          .4        3,633          .6
      Other invested assets                         4,341          .6        4,661          .7
      Cash                                         11,912         1.5       20,445         3.1
                                                 --------     -------     --------     -------
              Total                              $777,467       100.0%    $656,196       100.0%
                                                 ========      ======     ========      ======
    Return on Invested Assets
      Investment income (before taxes)(2)        $ 55,041                 $ 44,324
      Mean invested assets                       $707,226                 $627,397
      Return on mean invested assets, before
         taxes                                        7.8%                     7.1%
      Return on mean invested assets, after
         taxes                                        5.1%                     4.9%

------------

(1) Substantially all of the Registrant's bond portfolio is in investment grade securities.

(2) Includes capital gains and losses set forth in note (1) to the immediately preceding table.

OPERATIONS BY GEOGRAPHIC AREA

     The Registrant's foreign operations are conducted primarily in Australia, Canada and the United Kingdom. At December 31, 1995, the Registrant operated 143 finance offices in Australia, 214 in Canada and 96 in the United Kingdom. In these countries, the Registrant engages primarily in consumer finance and related insurance activities similar to those conducted in the United States. At December 31, 1995, the percentage of finance receivables of the Australian, Canadian and United Kingdom finance operations in relation to the Registrant's total finance receivables was 15%, 14% and 9%, respectively. Operations in these countries are subject to regulation and competition comparable to that existing in the United States. See "Regulation" and "Competition". The Registrant commenced operations in Hong Kong, New Zealand and Spain in 1994, 1990 and 1992, respectively. Such operations are not individually material to the Registrant's consolidated financial position or results of operations. For a summary of revenues, income before income taxes and identifiable assets by geographic area, see Note 7 to the Consolidated Financial Statements of the Registrant.

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

     The laws of many states in which the Registrant's insurance subsidiaries are admitted to do business require as a condition of admission that all insurance companies so admitted collectively guarantee to policyholders the benefits payable under policies issued by other insurance companies admitted in the particular state up to statutory levels. The Registrant's insurance subsidiaries have not been required to date to make any significant payments pursuant to such guarantees. While the amount of any assessments which may be made in the future cannot be predicted, the Registrant does not believe the total assessments, if any, will be material to its net income or financial condition.

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

ITEM 2.  PROPERTIES

     Almost all of the offices of the Registrant are occupied under leases. Reference is made to Note 9 to the Consolidated Financial Statements of the Registrant for information concerning the Registrant's lease obligations. The Registrant does not own any substantial amount of physical property other than properties acquired by enforcing security interests and office furniture and fixtures. Of the 1,230 loan offices which the Registrant operated at December 31, 1995, 756 were located in the United States, the Virgin Islands and the Commonwealth of Puerto Rico, 214 in Canada, 143 in Australia and 96 in the United Kingdom.

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

     Dividends of $90.1 million and $81.0 million were declared and paid in 1995 and 1994, respectively. See Note 8 to the Consolidated Financial Statements of the Registrant regarding restrictions as to dividend availability.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial information has been derived from the Consolidated Financial Statements for the five years ended December 31, 1995 and is reported upon in the "Report of Independent Auditors" included on page 11. The information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Consolidated Financial Statements and accompanying notes, included elsewhere in this report.

                                                        Year ended December 31,
                                       ---------------------------------------------------------
                                         1995        1994        1993        1992        1991
                                       ---------   ---------   ---------   ---------   ---------
                                                        (Thousands of dollars)
REVENUES AND INCOME
  Revenues                             $1,663,987  $1,388,234  $1,324,064  $1,340,834  $1,321,823
                                       ==========  ==========  ==========  ==========  ==========
  Income Before Income Taxes           $  287,459  $  259,110  $  225,784  $  203,913  $  196,886
  Income taxes                            108,056      96,781      83,755      75,887      72,286
                                       ----------  ----------  ----------  ----------  ----------
  Income before cumulative effect of
     changes in accounting principles     179,403     162,329     142,029     128,026     124,600
  Cumulative effect of changes in
     accounting principles(1)                                                 (24,328)
                                       ----------  ----------  ----------  ----------  ----------
  Net Income                           $  179,403  $  162,329  $  142,029  $  103,698  $  124,600
                                       ==========  ==========  ==========  ==========  ==========
  Ratio of Income to Fixed Charges(2)     1.6         1.7         1.7         1.5         1.5
                                       ==========  ==========  ==========  ==========  ==========
FINANCIAL CONDITION
  Receivables Outstanding              $6,933,526  $6,336,368  $5,469,563  $5,158,305  $4,748,428
  Investments                             852,450     704,244     655,690     586,339     575,468
  Consolidated Assets                   7,790,948   7,038,291   6,122,960   5,785,967   5,334,177
  Debt (excludes savings deposits)
     Commercial paper and banks         2,413,601   2,430,291   1,959,063   1,580,021   1,206,954
     Notes                              3,746,652   3,168,178   2,851,399   2,987,467   2,973,056
  Stockholder's Equity                  1,028,230     893,744     827,511     753,071     744,560

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

     (2) See Note 1 to the Consolidated Financial Statements of the Registrant for computation of "Ratio of Income to Fixed Charges".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     1995 vs. 1994 -- Income before income taxes for the year ended December 31, 1995 was $287.5 million compared to $259.1 million for the year ended December 31, 1994, an increase of $28.4 million (11.0%). This increase resulted primarily from: (i) an increase in the level of receivables outstanding as average finance receivables were $6.867 billion for 1995 compared to $5.696 billion for 1994;
(ii) a 21.7% increase in earned premiums; (iii) a decrease in the ratio of operating expenses to revenues in both the finance and insurance operations (32.3% in 1995 as compared to 33.7% in 1994); and (iv) a 25.0% increase in investment income due primarily to higher yields and a higher level of invested assets. This increase in income was partially offset by: (i) an increase in the cost of borrowed funds to 7.32% for 1995 from 6.63% for 1994; (ii) an increase in the ratio of net credit losses to average finance receivables to 2.10% in 1995 from 1.99% in 1994; and (iii) lower receivable yields due primarily to an increase in the level of retail installment contracts outstanding. Interest income as a percent of average finance receivables was 18.20% for 1995 compared to 18.39% for 1994.

     Revenues for the year ended December 31, 1995 were $1.664 billion compared to $1.388 billion for the year ended December 31, 1994, an increase of $276 million (19.9%). The increase resulted primarily from the increase in the level of receivables outstanding, earned premium, and investment income, partially offset by a slight decrease in yields on finance receivables.

     An increase in delinquencies and net credit losses experienced during the latter part of 1995 was due to economic slowdowns in the countries in which the Registrant operates. The consumer debt load has continued to increase faster than the consumers' ability to pay. The Registrant has tightened its underwriting standards and, unless the economies in which it operates declines further, the Registrant believes these trends will turn around by mid-1996.

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

     Under interest rate exchange agreements, the Registrant makes periodic fixed payments in exchange for periodic variable payments. The Registrant has entered into such agreements to mitigate its exposure to increases in interest rates on a portion of its variable rate debt. The effect of the swaps is to fix the rate of interest on a portion of the Registrant's variable rate debt, thereby giving it the characteristics of long-term fixed rate debt. The agreements are designated against (i) specific long-term variable rate borrowings and (ii) existing short-term borrowings. The Registrant continuously monitors the level of short-term borrowings to ensure that there is a high degree of probability that its short-term borrowings will remain at a level in excess of the notional amount of the designated agreements.

     At December 31, 1995, the Registrant had interest rate exchange agreements which had the effect of fixing the rate of interest at approximately 8.2% on $1.063 billion of variable rate borrowing. The agreements, which expire through 2000, had a weighted average original term of 3.2 years. By utilizing medium- and long-term fixed rate financing, as well as interest rate exchange agreements, the Registrant had a ratio of fixed rate debt to total debt of 64% at December 31, 1995.

     During the three years ended December 31, 1995, short-term rates were lower than long-term rates. As a result, the amount the Registrant paid on swaps exceeded the amount it received. The spread between the variable rate the Registrant received and the fixed rate the Registrant paid increased the reported interest expense by $10.9 million in 1995, $17.2 million in 1994, and $38.7 million in 1993. Such spread had the effect of increasing the Registrant's cost of borrowing by .18% in 1995, .34% in 1994, and .84% in 1993. See Note 5 to the Consolidated Financial Statements of the Registrant for additional information regarding interest rate exchange agreements.

     In 1995, the Registrant entered into additional fixed-pay interest rate exchange agreements which become effective in 1996. These agreements expire through 1999 and will fix the rate of interest at 8.1% on $204 million of variable rate borrowing. The agreements will mitigate the Registrant's exposure to increases in interest rates primarily by replacing maturing fixed-pay swap agreements and fixed-rate notes.

     For liquidity purposes, the Registrant has a policy of maintaining sufficient unused bank lines of credit to support its outstanding commercial paper. The commercial paper coverage ratio at December 31, 1995, was 128%. For further information regarding commercial paper and bank lines of credit, see
Note 5 to the Consolidated Financial Statements of the Registrant.

     At December 31, 1995, $2.51 billion (36%) of the Registrant's finance receivables were represented by residential real estate loans, secured primarily by first and second mortgages on single family homes, and averaged $27 thousand in outstanding principal balance per loan. Such loans are geographically dispersed among many customers and the loan amounts are limited to a maximum of 85% of the unencumbered appraised market value at the date of the loans, although most loans are made at significantly lower loan to value ratios. The Registrant believes that substantially all such loans remain fully secured.

     Foreclosed real estate loans are transferred out of finance receivables into other assets at the lower of fair value (less estimated costs to sell) or the outstanding loan balance. The carrying value of real estate owned is periodically reevaluated and, where appropriate, adjustments are made to reflect subsequent decreases in fair value. At December 31, 1995, real estate classified in other assets aggregated $43.9 million.

     At December 31, 1995, the Registrant had an investment portfolio of $852.5 million, primarily represented by high quality, investment grade debt securities. Such portfolio included $39.6 million ($40.2 million market value) of mortgage-backed securities, including $36.6 million guaranteed by the U.S. Government or agencies thereof.

     The amount of net assets of the Registrant available for cash dividends and other payments to its parent, Textron Inc., is restricted by the terms of lending agreements and insurance statutory requirements. The Registrant paid dividends of $90.1 million, $81.0 million and $71.0 million to Textron Inc. in 1995, 1994 and 1993, respectively. See Note 8 to the Consolidated Financial Statements of the Registrant for restrictions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Avco Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of Avco Financial Services, Inc. as of December 31, 1995 and 1994 and the related consolidated statements of income, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the accompanying index to financial statements at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avco Financial Services, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1993, 1992 and 1991, and the related consolidated statements of income, cash flows, and changes in stockholder's equity for the years ended December 31, 1992 and 1991 (none of which are presented separately herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ended December 31, 1995, appearing on page 8, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

                                                               ERNST & YOUNG LLP

Orange County, California
January 25, 1996

                         AVCO FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                            December 31,
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
                                                                       (Thousands of dollars)
                                            ASSETS
Finance receivables -- net                                            $6,476,614     $5,904,841
Investments                                                              852,450        704,244
Property and equipment                                                    72,159         65,188
Insurance policy acquisition costs                                        54,716         42,932
Goodwill                                                                  21,388         21,770
Cash                                                                      25,454         21,817
Other                                                                    288,167        277,499
                                                                      ----------     ----------
          TOTAL ASSETS                                                $7,790,948     $7,038,291
                                                                       =========      =========
                             LIABILITIES AND STOCKHOLDER'S EQUITY
Debt                                                                  $6,165,437     $5,603,273
Accounts payable and accrued liabilities                                 285,909        271,480
Insurance reserves and claims
  Unearned insurance premiums                                            196,591        146,163
  Losses and adjustment expenses                                          61,557         55,297
Income taxes                                                              53,224         68,334
                                                                      ----------     ----------
          Total liabilities                                            6,762,718      6,144,547
                                                                      ----------     ----------
Stockholder's equity
  Common stock ($1 par value, 1,000,000 shares authorized;
     500,000 shares outstanding)                                             500            500
  Additional paid-in capital                                             137,588        137,588
  Retained earnings                                                      949,436        860,133
  Securities valuation adjustment                                         56,309          8,278
  Currency translation adjustment                                       (115,603)      (112,755)
                                                                      ----------     ----------
          Total stockholder's equity                                   1,028,230        893,744
                                                                      ----------     ----------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                  $7,790,948     $7,038,291
                                                                       =========      =========

          See accompanying notes to consolidated financial statements.

                         AVCO FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                  Year ended December 31,
                                                           --------------------------------------
                                                              1995          1994          1993
                                                           ----------    ----------    ----------
                                                                   (Thousands of dollars)
REVENUES
  Interest, discount and service charges                   $1,249,438    $1,047,783    $  994,731
  Credit life, credit disability and casualty insurance
     premiums                                                 349,759       287,378       278,412
  Investment and other income (including net realized
     investment gains)                                         64,790        53,073        50,921
                                                           ----------    ----------    ----------
          Total revenues                                    1,663,987     1,388,234     1,324,064
EXPENSES
  Interest and debt expense
     Interest on notes                                        261,223       212,422       212,495
     Amortization of debt expense                               4,740         3,555         3,715
     Interest on commercial paper, bank loans and other
       indebtedness                                           189,416       119,717       108,483
                                                           ----------    ----------    ----------
          Total                                               455,379       335,694       324,693
  Salaries, wages, and other employee benefits                293,273       263,670       252,066
  Provision for losses on collection of finance
     receivables, less recoveries                             149,143       136,101       120,694
  Credit life, credit disability and casualty insurance
     losses and adjustment expenses, less recoveries          155,477       127,685       132,070
  Amortization of insurance policy acquisition costs           79,168        61,531        67,039
  Other operating expenses                                    244,088       204,443       201,718
                                                           ----------    ----------    ----------
          Total expenses                                    1,376,528     1,129,124     1,098,280
                                                           ----------    ----------    ----------
Income before income taxes                                    287,459       259,110       225,784
Income taxes                                                  108,056        96,781        83,755
                                                           ----------    ----------    ----------
NET INCOME                                                 $  179,403    $  162,329    $  142,029
                                                            =========     =========     =========
Ratio of income to fixed charges                              1.6           1.7           1.7
                                                              ---           ---           ---
                                                              ---           ---           ---

          See accompanying notes to consolidated financial statements.

                         AVCO FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 Year ended December 31,
                                                          -------------------------------------
                                                             1995          1994         1993
                                                          -----------   ----------   ----------
                                                                 (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $   179,403   $  162,329   $  142,029
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for losses on receivables                      182,057      164,553      147,305
     Depreciation                                              19,249       16,329       16,168
     Gain on sales of investments                              (3,167)      (2,845)      (4,335)
     Decrease (increase) in insurance policy acquisition
       costs                                                  (11,720)      (8,844)         443
     Increase in unearned insurance premiums and
       reserves for insurance losses and adjustment
       expenses                                                68,365       34,702       16,109
     Increase in accounts payable and accrued
       liabilities                                              4,881       34,984        2,778
     Increase (decrease) in income taxes                      (14,540)       2,624        7,070
     Other - net                                              (20,370)        (654)      28,276
                                                          -----------   ----------   ----------
          Net cash provided by operating activities           404,158      403,178      355,843
                                                          -----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased              (4,272,148)  (4,143,681)  (3,392,345)
  Finance receivables repaid or sold                        3,924,429    3,181,633    2,896,021
  Purchases of investments available for sale                (179,210)    (187,444)     (37,877)
  Purchases of investments held for investment                                         (248,947)
  Proceeds from sales of investments available for sale        65,513       55,384        5,368
  Proceeds from sales of investments held for investment                                109,269
  Proceeds from maturities and calls of investments
     available for sale                                        54,935       56,306        5,674
  Proceeds from maturities and calls of investments held
     for investment                                                                     121,371
  Capital expenditures                                        (22,108)     (19,897)     (18,486)
  Cash used in acquisition of assets of HFC of
     Australia, Ltd., net of cash acquired                    (39,808)
                                                          -----------   ----------   ----------
          Net cash used by investing activities              (468,397)  (1,057,699)    (559,952)
                                                          -----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in short-term debt                     (307,542)     446,121      392,095
  Proceeds from issuance of notes                           1,376,393    1,029,764    1,016,140
  Principal payments on notes                                (911,255)    (726,158)  (1,125,045)
  Increase (decrease) in savings deposits                         380         (247)        (541)
  Dividends paid                                              (90,100)     (81,000)     (71,000)
                                                          -----------   ----------   ----------
          Net cash provided by financing activities            67,876      668,480      211,649
                                                          -----------   ----------   ----------
Net increase in cash                                            3,637       13,959        7,540
Cash at beginning of year                                      21,817        7,858          318
                                                          -----------   ----------   ----------
Cash at end of year                                       $    25,454   $   21,817   $    7,858
                                                           ==========   ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                $   461,587   $  329,753   $  336,716
  Income taxes                                            $   122,310   $  100,711   $   83,553

          See accompanying notes to consolidated financial statements.

                         AVCO FINANCIAL SERVICES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                               Additional                Securities      Currency
                                      Common    paid-in     Retained     valuation      translation
                                      stock     capital     earnings     adjustment     adjustment     Total
                                      ------   ----------   --------   --------------   ----------   ----------
                                                               (Thousands of dollars)
Balance at December 31, 1992           $500     $ 137,588   $707,775      $ 19,793      $ (112,585)  $  753,071
  Net income                                                 142,029                                    142,029
  Cash dividends declared
     ($142.00 per common share)                              (71,000)                                   (71,000)
  Change in valuation adjustment                                            12,187                       12,187
  Change in translation adjustment                                                          (8,776)      (8,776)
                                      ------   ----------   --------   --------------   ----------   ----------
Balance at December 31, 1993            500       137,588    778,804        31,980        (121,361)     827,511
  Net income                                                 162,329                                    162,329
  Cash dividends declared
     ($162.00 per common share)                              (81,000)                                   (81,000)
  Change in valuation adjustment                                           (23,702)                     (23,702)
  Change in translation adjustment                                                           8,606        8,606
                                      ------   ----------   --------   --------------   ----------   ----------
Balance at December 31, 1994            500       137,588    860,133         8,278        (112,755)     893,744
  Net income                                                 179,403                                    179,403
  Cash dividends declared
     ($180.20 per common share)                              (90,100)                                   (90,100)
  Change in valuation adjustment                                            48,031                       48,031
  Change in translation adjustment                                                          (2,848)      (2,848)
                                      ------   ----------   --------   --------------   ----------   ----------
Balance at December 31, 1995           $500     $ 137,588   $949,436      $ 56,309      $ (115,603)  $1,028,230
                                      ======     ========   ========    ==========       =========    =========

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in those statements and accompanying notes. Actual results may differ from such estimates.

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

     Foreclosed real estate loans are transferred out of finance receivables into other assets at the lower of fair value (less estimated costs to sell) or the outstanding loan balance. The difference between the amount transferred and the outstanding loan balance is written off. The carrying value of real estate owned is periodically reevaluated and, where appropriate, adjustments are made to reflect subsequent decreases in fair value. Subsequent gains and losses on the disposition of real estate owned are reflected in other operating expenses.

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

  Deferred Policy Acquisition Costs

     Costs, which vary with, and are primarily related to, the production of new business, have been deferred to the extent such costs are deemed recoverable from future profits. Such costs primarily include commissions

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and premium taxes. These costs are amortized in proportion to premiums over the estimated lives of the policies. Anticipated investment income is considered in determining if a premium deficiency relating to short-term contracts exists.

  Insurance Reserves and Claims

     Insurance reserves and claims represent the estimated ultimate cost of settling claims incurred as of the balance sheet date. The reserves for casualty losses are based upon estimates for losses and loss adjustment expenses reported prior to the close of the accounting period and estimates of incurred but not reported losses and adjustment expenses based upon past experience and adjusted for current conditions, net of reinsurance recoverable and salvage and subrogation. The reserves for credit life and credit disability losses represent estimates of those claims due and unpaid, in the course of settlement, and incurred but not reported, computed using historical liquidation patterns adjusted for changes in portfolio composition, net of reinsurance recoverable. Due to the short-term nature of AFS' loss development and the effect of reinsurance agreements, casualty insurance losses and adjustment expenses in 1995, 1994 and 1993 relating to insured events occurring prior to each of those years, is immaterial.

  Reinsurance

     Prepaid reinsurance premiums and amounts recoverable from reinsurers are estimated and recognized in a manner consistent with the reinsured policy.

     See Note 6 for further information about reinsurance.

INVESTMENTS

     AFS' securities portfolio is classified as available for sale and reported at estimated fair value. Unrealized gains and losses, net of applicable income taxes, are reported as a separate component of stockholder's equity.

     Net realized gains or losses resulting from sales or calls of investments and losses resulting from declines in fair values of investments that are other than temporary declines are included in revenues. The cost of securities sold was based primarily upon the specific identification method. See Note 3 for further information about investments.

INTEREST RATE EXCHANGE AGREEMENTS

     As part of its interest rate management strategies, AFS is a party to various interest rate exchange agreements. While AFS is exposed to credit loss for the periodic settlement of amounts due under such agreements in the event of nonperformance by the counterparties, AFS does not anticipate nonperformance by any of those parties. The risk of loss in the event of nonperformance by the counterparties was not material at December 31, 1995.

     AFS' interest rate exchange agreements are accounted for on the accrual basis. The agreements are designated against (i) specific long-term variable rate borrowings and (ii) existing short-term borrowings. AFS continuously monitors the level of short-term borrowings to ensure that there is a high degree of probability that its short-term borrowings will remain at a level in excess of the notional amount of the designated agreements. If AFS were to determine it probable that the level of anticipated short-term borrowings will at any time be less than the notional amount of designated agreements, any excess would be marked to market and the associated gain or loss recorded in income.

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

FOREIGN OPERATIONS

     AFS' foreign entities' financial statements are measured in their functional currency. Balance sheet accounts at December 31, 1995 and 1994 have been translated at the closing rates on those dates. Income and expense accounts have been translated at the average rates prevailing during the respective periods. Adjustments resulting from the translation of the financial statements of AFS' foreign operations are excluded from the determination of its consolidated income and are accumulated as a separate component of consolidated stockholder's equity until the entity is sold or substantially liquidated. Foreign exchange gains and losses included in consolidated income (which relate principally to transactions denominated in foreign currencies) in 1995, 1994 and 1993 were not material.

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

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 2:  FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

     Contractual maturities of finance receivables outstanding at December 31, 1995 and total finance receivables outstanding at that date and at December 31, 1994 were as follows:

                                   Contractual maturities             Less      Receivables outstanding
                            ------------------------------------    finance     -----------------------
                               1996         1997      1998-2010     charges        1995         1994
                            ----------   ----------   ----------   ----------   ----------   ----------
                                                      (Thousands of dollars)
Consumer loans              $1,774,624   $1,227,356   $1,240,024   $1,220,777   $3,021,227   $2,721,905
Real estate loans              721,490      510,765    3,804,070    2,523,706    2,512,619    2,415,621
Retail installment contracts    904,116     522,813      364,719      655,818    1,135,830    1,107,282
Other loans                    125,059       86,758       76,686       24,653      263,850       91,560
                            ----------   ----------   ----------   ----------   ----------   ----------
                            $3,525,289   $2,347,692   $5,485,499   $4,424,954    6,933,526    6,336,368
                             =========    =========    =========    =========
Less allowance for credit losses                                                  (195,413)    (180,573)
Less finance-related insurance reserves and claims                                (261,499)    (250,954)
                                                                                ----------   ----------
Finance receivables -- net                                                      $6,476,614   $5,904,841
                                                                                 =========    =========

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

     Accounts are often repaid or refinanced prior to contractual maturity. Accordingly, the foregoing tabulation should not be regarded as a forecast of future cash collections. During 1995 and 1994, cash collections of receivables (excluding finance charges) were $3.9 billion and $3.2 billion, respectively. The ratio of cash collections to average finance receivables was approximately 57% and 56%, respectively.

     Nonearning assets represent those finance receivables on which both the accrual of interest income has been suspended and for which no payment of principal or interest has been received for more than 30 days. Nonearning assets totaled approximately $115.0 million at December 31, 1995.

     AFS has commitments to extend additional credit to customers under revolving secured and unsecured loan agreements. Interest rates charged are variable. The agreements provide for suspension or termination of the credit line for default and other factors adverse to the interests of AFS. At December 31, 1995, committed lines totaled approximately $1.143 billion of which approximately $437 million remained unused.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 2: FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED) Changes in the allowance for credit losses were as follows:

                                                          Year ended December 31,
                                         ---------------------------------------------------------
                                           1995         1994        1993      1992(a)     1991(a)
                                         ---------    --------    --------    --------    --------
                                                          (Thousands of dollars)
Balance of the allowance for credit
  losses at beginning of year            $ 180,573    $155,015    $147,088    $135,330    $131,779
Add -- charged to income:
     Real estate                            19,457      21,106      25,487      17,616      12,879
     Other                                 129,686     114,995      95,207     100,635     101,343
                                         ---------    --------    --------    --------    --------
     Total                                 149,143     136,101     120,694     118,251     114,222
Deduct -- balances charged off:
  Gross charge offs:
     Real estate                           (21,939)    (20,845)    (25,125)    (15,394)    (10,388)
     Other                                (154,865)   (121,041)   (112,979)   (121,401)   (122,428)
                                         ---------    --------    --------    --------    --------
     Total                                (176,804)   (141,886)   (138,104)   (136,795)   (132,816)
  Recoveries:
     Real estate                             1,786       1,591       1,588       1,117         729
     Other                                  31,128      26,861      25,023      25,680      23,069
                                         ---------    --------    --------    --------    --------
     Total                                  32,914      28,452      26,611      26,797      23,798
                                         ---------    --------    --------    --------    --------
  Net charge offs                         (143,890)   (113,434)   (111,493)   (109,998)   (109,018)
Other                                        9,587       2,891      (1,274)      3,505      (1,653)
                                         ---------    --------    --------    --------    --------
Balance of the allowance for credit
  losses at end of year                  $ 195,413    $180,573    $155,015    $147,088    $135,330
                                         =========    ========    ========    ========    ========
Balance of the allowance for credit
  losses at the end of each year
  applicable to:
Real estate                              $  34,291    $ 34,017    $ 32,048    $ 30,316    $ 27,784
Other                                      161,122     146,556     122,967     116,772     107,546
                                         ---------    --------    --------    --------    --------
Total                                    $ 195,413    $180,573    $155,015    $147,088    $135,330
                                         =========    ========    ========    ========    ========

------------

(a) The above data for the two years ended 1992 is not reported upon herein by independent auditors.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 3:  INVESTMENTS

                                                                           1995         1994
                                                                         --------     --------
                                                                             (Thousands of
                                                                               dollars)
Debt securities:
  Commercial paper, at estimated fair value (approximates cost)          $ 79,233     $ 54,242
  Bonds available for sale at estimated fair value (cost: $637,497,000
     in 1995 and $591,497,000 in 1994)                                    666,184      567,940
                                                                         --------     --------
     Total                                                                745,417      622,182
                                                                         --------     --------
Marketable equity securities, at market:
  Preferred stocks (cost: $6,513,000 in 1995 and $4,811,000 in 1994)        6,831        4,727
  Common stocks, industrial, miscellaneous and all other
     (cost: $39,771,000 in 1995 and $38,978,000 in 1994)                   98,150       75,074
                                                                         --------     --------
     Total                                                                104,981       79,801
                                                                         --------     --------
First mortgages on real estate, at cost                                     2,052        2,261
                                                                         --------     --------
          Total                                                          $852,450     $704,244
                                                                         ========     ========

     The amortized cost and estimated fair value of debt securities and marketable equity securities at December 31, 1995 and 1994 were as follows:

                                                                        December 31, 1995
                                                         -----------------------------------------------
                                                                       Gross        Gross      Estimated
                                                         Amortized   unrealized   unrealized     fair
                                                           cost        gains        losses       value
                                                         ---------   ----------   ----------   ---------
                                                                     (Thousands of dollars)
U.S. Treasury securities and obligations of other U.S.
  Government agencies and authorities                     $ 64,460     $ 3,878      $   38      $ 68,300
Obligations of states, municipalities and political
  subdivisions                                              93,223       4,833         726        97,330
Obligations of foreign governments and agencies             78,866       4,502          58        83,310
Public utility securities                                   61,230       1,961         105        63,086
Mortgage-backed securities                                  39,554         784         176        40,162
Corporate securities                                       379,397      15,468       1,636       393,229
Marketable equity securities                                46,284      58,788          91       104,981
                                                          --------     -------      ------      --------
     Debt and marketable equity securities available
       for sale                                           $763,014     $90,214      $2,830      $850,398
                                                          ========     =======      ======      ========

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 3:  INVESTMENTS (CONTINUED)

                                                                        December 31, 1994
                                                         -----------------------------------------------
                                                                       Gross        Gross      Estimated
                                                         Amortized   unrealized   unrealized     fair
                                                           cost        gains        losses       value
                                                         ---------   ----------   ----------   ---------
                                                                     (Thousands of dollars)
U.S. Treasury securities and obligations of other U.S.
  Government agencies and authorities                     $ 40,218     $   646      $   379     $ 40,485
Obligations of states, municipalities and political
  subdivisions                                             114,309       1,697        2,659      113,347
Obligations of foreign governments and agencies             83,863         619        2,074       82,408
Public utility securities                                   69,272         265        5,898       63,639
Mortgage-backed securities                                  36,873       1,837        3,694       35,016
Corporate securities                                       301,204       2,264       16,181      287,287
Marketable equity securities                                43,789      36,494          482       79,801
                                                          --------     -------      -------     --------
     Debt and marketable equity securities available
       for sale                                           $689,528     $43,822      $31,367     $701,983
                                                          ========     =======      =======     ========

     The amortized cost and estimated fair value of debt securities at December 31, 1995, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                               Estimated
                                                                 Amortized       fair
                                                                   cost          value
                                                                 ---------     ---------
                                                                 (Thousands of dollars)
        Due in 1996                                              $ 106,929     $ 107,290
        Due 1997 to 2000                                           299,114       308,061
        Due 2001 to 2005                                           196,452       207,160
        Due after 2005                                              74,681        82,744
        Mortgage-backed securities                                  39,554        40,162
                                                                 ---------     ---------
                                                                 $ 716,730     $ 745,417
                                                                  ========      ========

     Gross realized gains and losses on sales of securities were $6.7 million and $3.5 million, respectively, in 1995 and $4.5 million and $1.7 million, respectively, in 1994. Gross gains and losses realized on sales of debt securities (excluding commercial paper) were $3.9 million and $1.2 million, respectively, in 1993.

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

     For years beginning after December 31, 1994, the Australian government increased its corporate tax rate from 33% to 36%. In accordance with FAS 109, the change in the tax rate resulted in a revaluation of AFS' net deferred tax assets that were in existence at the beginning of 1995. The effect of this revaluation was not material.

     Deferred income taxes have not been provided for the undistributed earnings of foreign subsidiaries which aggregated approximately $341 million at the end of 1995. Management's intention is to reinvest such

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 4:  INCOME TAXES (CONTINUED)
undistributed earnings for an indefinite period, except for distributions upon which incremental taxes would not be material. If such earnings were distributed, taxes (net of foreign tax credits) would have increased by approximately $25 million, principally due to foreign withholding taxes.

     At December 31, 1995, consolidated stockholder's equity included $17 million of U.S. life insurance subsidiary policyholders' surplus on which no income taxes have been provided. The amount of taxes which would become due if the surplus were distributed is approximately $6 million. Under present circumstances, it is not anticipated that any of these earnings will become taxable.

     Income taxes (benefit) are summarized as follows:

                                                            1995         1994        1993
                                                          --------     --------     -------
                                                               (Thousands of dollars)
    Current
      Federal...........................................  $ 56,628     $ 53,299     $50,575
      State.............................................     8,227        8,005       7,778
      Foreign...........................................    42,073       41,732      34,809
                                                          --------     --------     -------
                                                           106,928      103,036      93,162
    Deferred
      Federal...........................................    (2,826)      (3,650)     (7,254)
      State.............................................      (938)        (503)       (144)
      Foreign...........................................     4,892       (2,102)     (2,009)
                                                          --------     --------     -------
                                                             1,128       (6,255)     (9,407)
                                                          --------     --------     -------
              Total income tax provision................  $108,056     $ 96,781     $83,755
                                                          ========     ========     =======

     Following is a reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to pretax income, as reflected in the consolidated statement of income:

                                                                     1995     1994     1993
                                                                     ----     ----     ----
    U.S. federal statutory tax rate................................  35.0%    35.0%    35.0%
    Increases (decreases) in taxes resulting from:
      Residual tax on foreign dividends............................    .1       .6       .2
      Higher tax on foreign income.................................   1.2       .7       .4
      State income taxes...........................................   1.6      1.9      2.2
      Nontaxable investment income.................................  (1.0)     (.8)    (1.1)
      Other, net...................................................    .7                .4
                                                                     ----     ----     ----
    Effective income tax rate......................................  37.6%    37.4%    37.1%
                                                                     ====     ====     ====

     AFS' net deferred tax asset consisted of gross deferred tax assets and gross deferred tax liabilities of $106.8 million and $46.4 million, respectively, at December 31, 1995 and $92.4 million and $20.2 million, respectively, at December 31, 1994.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 4:  INCOME TAXES (CONTINUED)
     The components of AFS' net deferred tax asset as of December 31, 1995 and 1994 were as follows:

                                                                         1995           1994
                                                                       --------       --------
                                                                       (Thousands of Dollars)
Allowance for credit losses..........................................  $ 51,005       $ 45,496
Liabilities for future policy benefits...............................    20,160         21,338
Unrealized gain on marketable equity securities......................   (30,430)        (3,868)
Obligation for postretirement benefits other than pensions...........    13,664         13,611
Depreciation.........................................................    (6,703)        (4,991)
Insurance policy acquisition costs...................................    (6,613)        (9,376)
Lease financing transactions.........................................    (2,616)        (1,994)
Other -- principally timing of expense deductions....................    21,967         11,936
                                                                       --------       --------
          Total net deferred tax asset...............................  $ 60,434       $ 72,152
                                                                       ========       ========

NOTE 5:  DEBT AND CREDIT FACILITIES

     At December 31, 1995 and 1994, consolidated debt consisted of the following:

                                                                         1995           1994
                                                                      ----------     ----------
                                                                       (Thousands of dollars)
Senior
  Commercial paper                                                    $2,067,722     $2,380,039
  Banks                                                                  345,879         50,252
  Savings deposits                                                         5,184          4,804
  4.33% to 5.99% due 1995 to 2000(a)                                     730,777      1,086,811
  6.00% to 7.99% due 1995 to 2002(a)                                   2,076,114      1,121,569
  8.00% to 9.70% due 1995 to 2000(a)                                     834,218        685,320
  10.00% to 12.85% due 1995 to 1998                                      101,643        266,678
                                                                      ----------     ----------
          Total senior debt                                            6,161,537      5,595,473
                                                                      ----------     ----------
Senior subordinated
  10.28% to 11.4% due 1995 to 1998                                         3,900          7,800
                                                                      ----------     ----------
          Total debt                                                  $6,165,437     $5,603,273
                                                                       =========      =========

------------

(a) Interest rates on certain notes are adjusted periodically.

     Bank borrowings are arranged under revolving lines of credit. These borrowings are either on a demand basis or provide for maturities ranging up to one year. Commercial paper is issued with maturities up to one year with interest at prevailing market rates. The weighted average interest rates on bank borrowings and commercial paper outstanding at December 31, 1995, 1994 and 1993, without giving effect to the costs of maintaining the lines of credit, were 7.5%, 6.3% and 6.4%, respectively, for bank borrowings (primarily consisting of borrowings in foreign operations) and 6.2%, 6.1% and 3.8%, respectively, for commercial paper. The weighted average interest rate on bank borrowings and commercial paper outstanding during the three years ended December 31, 1995 was 6.6%, 4.8% and 3.9%, respectively. The weighted average interest rate is determined primarily by reference to daily outstanding principal amounts and excludes the cost of maintaining the lines of credit.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 5:  DEBT AND CREDIT FACILITIES (CONTINUED)
     At December 31, 1995 and 1994, AFS had lines of credit with various banks amounting to $3.28 billion and $2.59 billion, respectively, of which the unused portion of these lines amounted to $2.64 billion and $2.33 billion, respectively. AFS generally pays fees in support of these lines.

     During the years ended December 31, 1995 and 1994, AFS issued the following notes:

                                                                     1995           1994
                                                                  ----------     ----------
                                                                   (Thousands of dollars)
    Senior notes due 1995 to 1998 (Australia)                     $   55,775     $   79,047
    Senior notes due 1996 to 2000 (Canada)                           139,702         99,972
    Senior notes due 2000 (Hong Kong)                                 77,544
    Senior notes due 1996 to 1999 (United Kingdom)                   153,372            745
    Senior notes due 1995 to 2002 (United States)                    950,000        850,000
                                                                  ----------     ----------
              Total                                               $1,376,393     $1,029,764
                                                                   =========      =========

     Under interest rate exchange agreements, AFS makes periodic fixed payments in exchange for periodic variable payments. AFS has entered into such agreements to mitigate its exposure to increases in interest rates on a portion of its variable rate debt. At December 31, 1995 and 1994, these agreements had weighted average original terms of 3.2 years and 3.4 years and had the effect of fixing the rate of interest at 8.2% at each date on $1.063 billion and $748.5 million of variable rate borrowing, respectively. The spread between the variable rate AFS received and the fixed rate AFS paid increased the reported interest expense by $10.9 million in 1995, $17.2 million in 1994, and $38.7 million in 1993. Such spread had the effect of increasing AFS' cost of borrowing by .18% in 1995, .34% in 1994, and .84% in 1993.

     The following details AFS' "fixed-pay" interest rate exchange agreement activity for the years 1995 and 1994:

                                                                     1995          1994
                                                                  ----------     ---------
                                                                   (Thousands of dollars)
    Beginning notional amount                                     $  748,517     $ 341,585
    Notional amount of new contracts                                 509,035       513,979
    Notional amount of terminated and expired contracts             (194,434)     (107,047)
                                                                  ----------     ---------
    Ending notional amount                                        $1,063,118     $ 748,517
                                                                   =========     =========

     The notional amount of fixed-pay interest rate swap agreements at December 31, 1995 categorized by annual maturity, along with the related weighted average interest rates paid are as follows: $315.9 million (8.8%) in 1996; $260.3 million (8.6%) in 1997; $259.9 million (8.5%) in 1998; $212.1 million (6.6%) in
1999; and $14.9 million (6.7%) in 2000.

     In addition, AFS entered into basis swap agreements that had the effect of exchanging the indices used to determine interest expense under certain variable rate borrowing. These agreements serve to better match the rate of interest AFS incurred on its financing with the rate of interest earned on certain of its variable rate finance receivables. The effect of these agreements on AFS' average annual cost of funds was not material. At December 31, 1995, $250.0 million of such agreements were in effect and expire in 1996.

     In 1995, AFS entered into additional fixed-pay interest rate exchange agreements which become effective in 1996. These agreements expire through 1999 and will fix the rate of interest at 8.1% on $204 million of variable rate borrowing. The agreements will mitigate AFS' exposure to increases in interest rates primarily by replacing maturing fixed-pay swap agreements and fixed-rate notes.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 5:  DEBT AND CREDIT FACILITIES (CONTINUED)
     AFS' exposure to credit risk associated with counterparty nonperformance on interest rate exchange agreements is limited to the amounts reflected in AFS' consolidated balance sheet. At December 31, 1995, such amounts were not material.

     The aggregate maturities, required prepayments, redemptions and sinking fund requirements with respect to the consolidated debt outstanding (excluding commercial paper, bank notes and savings deposits) at December 31, 1995, for the five years ending December 31, 2000, were (in millions): $816.4 for 1996; $531.5 for 1997; $869.7 for 1998; $434.9 for 1999; and $694.2 for 2000.

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

     While reinsurance contracts do not relieve AFS from its obligations to policyholders, AFS evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Additionally, AFS holds collateral under certain reinsurance agreements in the form of letters of credit and trust accounts. At December 31, 1995, reinsurance receivables with a carrying value of $1.1 million and prepaid reinsurance premiums of $22.2 million relating to a quota share agreement were associated with a single reinsurer. AFS holds collateral under this reinsurance agreement in the form of a trust account totalling $29.5 million. Additionally, AFS holds collateral under certain other reinsurance agreements in the forms of letters of credit and trust accounts. Reinsurance receivables and prepaid reinsurance premiums were $6.8 million and $24.2 million respectively at December 31, 1995. Reinsurance receivables and prepaid reinsurance premiums were not material as of December 31, 1994.

     The effect of reinsurance on premiums written, premiums earned and losses incurred for the three years ended December 31, 1995 were as follows:

                                                           1995         1994         1993
                                                         --------     --------     --------
                                                               (Thousands of Dollars)
    Premiums Written
      Direct                                             $382,592     $290,961     $259,453
      Assumed                                              50,784       47,133       50,974
      Ceded                                               (47,410)     (13,344)     (16,564)
                                                         --------     --------     --------
              Total premiums written                     $385,966     $324,750     $293,863
                                                         ========     ========     ========
    Premiums Earned
      Direct                                             $330,902     $254,741     $256,990
      Assumed                                              44,195       47,114       38,801
      Ceded                                               (25,338)     (14,477)     (17,379)
                                                         --------     --------     --------
              Total premiums earned                      $349,759     $287,378     $278,412
                                                         ========     ========     ========
    Losses Incurred
      Direct                                             $143,248     $115,218     $124,127
      Assumed                                              16,626       15,176       18,904
      Ceded                                                (4,397)      (2,709)     (10,961)
                                                         --------     --------     --------
              Total losses incurred                      $155,477     $127,685     $132,070
                                                         ========     ========     ========

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 7: OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     AFS is principally engaged in consumer finance and insurance activities. AFS' finance operations mainly involve loans made by the Avco Financial Services Group. Such loans consist of consumer loans which are unsecured or secured by personal property and are in relatively small amounts and for relatively short periods; real estate loans which are secured by real property in larger amounts and for considerably longer periods; and retail installment contracts, principally covering personal property. As of December 31, 1995, AFS operated 1,230 finance offices located in all states of the United States (except Arkansas, Kansas, Maine, Mississippi, Oklahoma, Texas and Vermont), the Commonwealth of Puerto Rico, the Virgin Islands, all Canadian provinces and the Yukon Territory, six Australian states and the Australian Capital Territory, Hong Kong, New Zealand, Spain and the United Kingdom. AFS' insurance business consists primarily of the sale of credit life, credit disability and casualty insurance offered by various subsidiaries (Avco Insurance Services Group), a significant part of which is directly related to the AFS' finance activities.

  Industry Segment

     The following is a summary of revenues, income before income taxes and identifiable assets by industry segment:

                                                                  Year ended December 31,
                                               -------------------------------------------------------------
                                                 1995         1994         1993         1992*        1991*
                                               ---------    ---------    ---------    ---------    ---------
                                                                  (Thousands of dollars)
Revenues
  Financial Services and Related
    Insurance                                  $1,444,893   $1,214,918   $1,145,756   $1,160,637   $1,127,771
  Nonrelated Insurance                            219,094      173,316      178,308      180,197      194,052
                                               ----------   ----------   ----------   ----------   ----------
         Total revenues                        $1,663,987   $1,388,234   $1,324,064   $1,340,834   $1,321,823
                                               ==========   ==========   ==========   ==========   ==========
Income Before Income Taxes
  Financial Services and Related
    Insurance                                  $  271,299   $  242,314   $  217,789   $  193,782   $  179,601
  Nonrelated Insurance                             16,160       16,796        7,995       10,131       17,285
                                               ----------   ----------   ----------   ----------   ----------
         Total income before income taxes      $  287,459   $  259,110   $  225,784   $  203,913   $  196,886
                                               ==========   ==========   ==========   ==========   ==========
Identifiable Assets
  Financial Services and Related
    Insurance                                  $7,437,119   $6,582,978   $5,681,416   $5,360,280   $4,927,784
  Nonrelated Insurance                            353,829      455,313      441,544      425,687      406,393
                                               ----------   ----------   ----------   ----------   ----------
         Total identifiable assets             $7,790,948   $7,038,291   $6,122,960   $5,785,967   $5,334,177
                                               ==========   ==========   ==========   ==========   ==========

---------------
* The above data for the two years ended 1992 is not reported upon herein by independent auditors.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 7: OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA (CONTINUED) Geographic Area

     The following is a summary of revenues, income before income taxes and identifiable assets by geographic area:

                                                                  Year ended December 31,
                                              --------------------------------------------------------------
                                                 1995         1994         1993         1992*        1991*
                                              ----------   ----------   ----------   ----------   ----------
                                                                  (Thousands of dollars)
Revenues
  Australia                                   $  240,683   $  148,264   $  133,080   $  137,054   $  143,422
  Canada                                         221,175      204,068      210,423      234,964      263,954
  United Kingdom                                 144,675      127,813      112,607      119,351      111,556
  United States                                1,028,907      900,023      867,954      849,465      802,891
  Other Countries**                               28,547        8,066
                                              ----------   ----------   ----------   ----------   ----------
         Total revenues                       $1,663,987   $1,388,234   $1,324,064   $1,340,834   $1,321,823
                                              ==========   ==========   ==========   ==========   ==========
Income (Loss) Before Income Taxes
  Australia                                    $  53,801    $  43,796    $  34,542    $  30,125    $  27,593
  Canada                                          48,236       47,029       42,503       37,776       51,070
  United Kingdom                                  22,737       21,572       14,819       14,364       12,788
  United States                                  158,592      147,274      133,920      121,648      105,435
  Other Countries**                                4,093         (561)
                                              ----------   ----------   ----------   ----------   ----------
         Total income before income taxes     $  287,459   $  259,110   $  225,784   $  203,913   $  196,886
                                              ==========   ==========   ==========   ==========   ==========
Identifiable Assets
  Australia                                   $1,081,286   $  646,958   $  526,410   $  473,424   $  501,093
  Canada                                       1,031,678      963,689      937,339      895,050    1,017,341
  United Kingdom                                 606,857      585,736      465,820      435,661      427,126
  United States                                4,823,918    4,735,989    4,193,391    3,981,832    3,388,617
  Other Countries**                              247,209      105,919
                                              ----------   ----------   ----------   ----------   ----------
         Total identifiable assets            $7,790,948   $7,038,291   $6,122,960   $5,785,967   $5,334,177
                                              ==========   ==========   ==========   ==========   ==========

------------
 * The above data for the two years ended 1992 is not reported upon herein by independent auditors.

** Includes the operations of Hong Kong, New Zealand and Spain.

     At December 31, 1995, finance receivables in the United States represented 59% of AFS' total finance receivables outstanding. At such date, receivables outstanding in no state exceeded 7% of the United States' portfolio, except California in which outstanding receivables represented 16% of the United States' portfolio and 9% of the consolidated portfolio.

     Capital expenditures and depreciation expense for each of the five years ended 1995 were not material to the operations of the industry segments.

NOTE 8: CERTAIN PROVISIONS CONTAINED IN NOTES, LOAN AGREEMENTS AND CERTIFICATE OF INCORPORATION AND OTHER RESTRICTIONS

     The notes, loan agreements and certificate of incorporation of AFS contain restrictions on the declaration or payment of cash dividends and on redemptions, purchases or other acquisitions of stock. Under the most restrictive provision at December 31, 1995, approximately $262 million of retained earnings was available for dividends on common stock or for redemptions, purchases or other acquisitions of stock. The notes and loan agreements also contain various restrictive provisions regarding debt, the creation of liens or guarantees and the making of investments.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 8: CERTAIN PROVISIONS CONTAINED IN NOTES, LOAN AGREEMENTS AND CERTIFICATE OF INCORPORATION AND OTHER RESTRICTIONS (CONTINUED)
     Maximum dividend limitations imposed by U.S. and foreign insurance regulatory agencies and minimum capital requirements of various U.S. and foreign regulatory agencies imposed on certain of AFS' finance operations restrict the amount of certain subsidiaries' net assets which can be transferred to AFS. Such restricted net assets totaled approximately $250 million at December 31, 1995.

NOTE 9: LEASE COMMITMENTS

     AFS' headquarters and regional executive offices are occupied under noncancelable operating leases expiring on various dates through 2017. The loan office locations through which operations are conducted are occupied under noncancelable operating leases having terms generally not exceeding five years with renewal options for an additional five years. Rental expense for such leases and for leased equipment was approximately $51 million, $47 million and $48 million in 1995, 1994 and 1993, respectively. Future minimum rental commitments for all noncancelable operating leases in effect at December 31, 1995 approximated $35 million for 1996, $29 million for 1997, $23 million for 1998, $18 million for 1999, $13 million for 2000 and $69 million thereafter.

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

     The laws of many states in which AFS' insurance subsidiaries are admitted to do business require as a condition of admission that all insurance companies so admitted collectively guarantee to policyholders the benefits payable under policies issued by other insurance companies admitted in the particular state up to statutory levels. AFS' insurance subsidiaries have not been required to date to make any significant payments pursuant to such guarantees. While the amount of any assessments which may be made in the future cannot be predicted, AFS does not believe the total assessments, if any, will be material to its net income or financial condition.

NOTE 11: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     AFS has retirement plans, principally non-contributory (defined contribution) which cover substantially all employees. Costs relating to these plans, which are generally funded as accrued, amounted to approximately $16 million, $15 million and $13 million for 1995, 1994 and 1993, respectively.

     AFS provides certain health care and life insurance benefits for its employees and for certain retired employees. Such benefits are administered by insurance companies or other carriers who determine premiums for insured plans and expected costs to be paid during the year under self-insured plans. In 1989, AFS began phasing out postretirement benefits for future retirees.

     AFS recognizes the cost of postretirement benefits using the accrual method of accounting over the employees' years of service. Such costs for 1995, 1994 and 1993 were not material.

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 11: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)
     AFS' postretirement benefit plans other than pensions currently are not funded. The following table sets forth the status of AFS' retiree health care and life insurance plans at December 31, 1995 and 1994:

                                                                    1995        1994
                                                                   -------     -------
                                                                      (Thousands of
                                                                        dollars)
        Actuarial present value of benefits attributed to:
          Retirees                                                 $24,676     $22,015
          Fully eligible active plan participants                    5,414       5,738
          Other active plan participants                               309         355
                                                                   -------     -------
        Accumulated postretirement benefit obligation               30,399      28,108
        Unrecognized net actuarial gains                             4,539       7,445
                                                                   -------     -------
             Postretirement benefit liability recognized on the
               consolidated balance sheet                          $34,938     $35,553
                                                                   =======     =======

     An assumed discount rate of 8.25% for 1995, 7.25% for 1994 and 8% for 1993 was used to determine postretirement benefit costs other than pensions. An assumed discount rate of 7.25% and 8.25% was used to determine the status of AFS' plans at December 31, 1995 and December 31, 1994, respectively. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (that is, health care cost trend rate) is 8% for retirees age 65 and over and 12% for retirees under age 65 in 1996, and both rates are assumed to decrease gradually to 5.5% until 2001 and 2003, respectively, and remain at that rate thereafter. Increasing these rates by one percentage point in each year would have increased the accumulated postretirement benefit obligation as of December 31, 1995 by $1.9 million and increased the aggregate of the service and interest cost components of postretirement benefit costs for 1995 by $100,000.

NOTE 12:  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Quarterly results of operations for the years ended December 31, 1995 and 1994 were as follows:

                                                     1995                                            1994
                                 --------------------------------------------    --------------------------------------------
                                  First       Second      Third       Fourth      First       Second      Third       Fourth
                                 Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                 --------    --------    --------    --------    --------    --------    --------    --------
                                                                    (Thousands of dollars)
Revenues                         $397,595    $406,780    $420,607    $439,005    $327,566    $336,835    $353,206    $370,627
                                 ========    ========    ========    ========    ========    ========    ========    ========
Income before income taxes       $ 69,678    $ 69,551    $ 75,603    $ 72,627    $ 61,886    $ 63,970    $ 68,149    $ 65,105
Income taxes                       26,349      26,027      28,527      27,153      23,061      24,235      25,520      23,965
                                 --------    --------    --------    --------    --------    --------    --------    --------
Net income                       $ 43,329    $ 43,524    $ 47,076    $ 45,474    $ 38,825    $ 39,735    $ 42,629    $ 41,140
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

  Investments

     The estimated fair values of investment securities were based on quoted market prices where available. If quoted market prices were not available, the estimated fair values were based on independent appraisals,

          AVCO FINANCIAL SERVICES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTE 14: FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) prices from independent brokers or discounted cash flow analyses. Independent appraisals and discounted cash flow analyses, using interest rates currently being offered for similar loans to borrowers of similar credit quality, were generally used to estimate the fair value of certain privately placed investments.

  Finance Receivables

     The estimated fair values of fixed rate consumer loans and real estate loans were estimated based on discounted cash flow analyses using interest rates currently being offered for similar loans to borrowers of similar credit quality. Estimated future cash flows were adjusted for AFS' estimates of prepayments, refinances, and loan losses based on internal historical data. The estimated fair value of all variable rate receivables and fixed rate retail installment contracts approximated the net carrying value of such receivables. The fair values of AFS' leasing receivables and finance-related insurance reserves and claims ($263.9 million and $261.5 million, net carrying value, respectively, at December 31, 1995 and $81.9 million and $251.0 million, respectively, at December 31, 1994) are not required to be disclosed under generally accepted accounting principles.

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

     The carrying values and estimated fair values of AFS' financial instruments for which it is practicable to calculate a fair value are as follows:

                                                 December 31, 1995            December 31, 1994
                                              ------------------------     ------------------------
                                                            Estimated                    Estimated
                                               Carrying        Fair         Carrying        Fair
                                                Value         Value          Value         Value
                                              ----------    ----------     ----------    ----------
                                                             (Thousands of dollars)
ASSETS:
Investments                                   $  852,450    $  852,450     $  704,244    $  704,244
                                               =========     =========      =========     =========
Finance receivables                           $6,474,263    $6,456,263     $6,073,875    $6,061,875
                                               =========     =========      =========     =========
LIABILITIES:
Debt:
Variable rate debt                            $3,310,181    $3,310,181     $3,164,929    $3,164,929
Interest rate exchange agreements                                  531                      (25,585)
Fixed rate debt                                2,855,256     2,930,534      2,438,344     2,350,844
                                              ----------    ----------     ----------    ----------
          Total debt                          $6,165,437    $6,241,246     $5,603,273    $5,490,188
                                               =========     =========      =========     =========

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted in accordance with General Instruction J(2)(c).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            PAGE
                                                                            ----
 (a)1.    Index to Financial Statements
          Report of Independent Auditors..................................   11
          Consolidated Balance Sheet at December 31, 1995 and 1994........   12
          Consolidated Statement of Income for the three years ended
          December 31, 1995...............................................   13
          Consolidated Statement of Cash Flows for the three years
          ended
          December 31, 1995...............................................   14
          Consolidated Statement of Changes in Stockholder's Equity for
          the
          three years ended December 31, 1995.............................   15
          Notes to Consolidated Financial Statements......................   16
    2.    Index to Financial Statement Schedules
          I.  Condensed Financial Information of the Registrant...........  S-1
          All other schedules are omitted since the required information is not present or not present in amounts sufficient to require the submission of the schedules, or because the information required is included in the consolidated financial statements or the notes thereto.
   (b)    Reports on Form 8-K
          During the quarter ended December 31, 1995, the Registrant filed a report on Form 8-K dated December 8, 1995 relating to the Registrant's Registration Statement Nos. 33-50547 and
          33-55953 with respect to which the Registrant commenced an offering on December 5, 1995 of $200,000,000 of 6% Senior
          Notes due August 15, 2002. The report included as an exhibit a form of 6% senior note.
   (c)    Exhibits
          (3)     (a) Certificate of incorporation of the Registrant, as
                      amended, incorporated by reference to Exhibit 3(a)
                      to the Registrant's Annual Report on Form 10-K for
                      the year ended December 31, 1988.
                  (b) Bylaws of the Registrant, as amended, incorporated
                      by reference to Exhibit 3(b) to the Registrant's
                      Annual Report on Form 10-K for the year ended
                      December 31, 1988.
          (4)     Instruments with respect to issues of long-term debt have
                  not been filed as exhibits to this Annual Report Form 10-K as the authorized principal amount of any one of such
                  issues does not exceed 10% of the total assets of the
                  Registrant and its consolidated subsidiaries. Registrant
                  agrees to furnish to the Commission a copy of each such
                  instrument upon request. In addition, instruments with
                  respect to issues of long-term debt being registered have
                  been filed as exhibits to the Registrant's Registration
                  Statement Nos. 33-50547 and 33-55953, with the respective
                  form of note relating to specific issues filed as an exhibit to the relevant current report on Form 8-K, which are herein incorporated by reference.
          *(12)   Statement of Computation of Number of Times Fixed Charges
                  Earned.
           (21)   Omitted in accordance with General Instruction J(2)(b).
          *(23)   Consent of Independent Auditors.
          *(24)   Powers of Attorney.
          *(27)   Financial Data Schedule.

------------

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AVCO FINANCIAL SERVICES, INC.

Dated March 27, 1996                   By            WARREN R. LYONS
                                          --------------------------------------
                                                     Warren R. Lyons
                                          Chairman (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1996.

                   SIGNATURE                                        TITLE
-----------------------------------------------  --------------------------------------------
               *WARREN R. LYONS                       Chairman of the Board of Directors
-----------------------------------------------         (Principal Executive Officer)
               Warren R. Lyons

                *RONALD BUKOW                       Executive Vice President, Treasurer and
-----------------------------------------------      Director (Principal Financial Officer)
                 Ronald Bukow


              *LEWIS B. CAMPBELL                                   Director
-----------------------------------------------
               Lewis B. Campbell

              *STEPHEN J. DAVIS                      Vice Chairman of the Board of Directors
-----------------------------------------------
               Stephen J. Davis

                *GARY L. FITE                        Executive Vice President, Controller and
-----------------------------------------------       Director (Principal Accounting Officer)
                Gary L. Fite

             *GAYLORD E. FRANCIS                      Executive Vice President and Director
-----------------------------------------------
             Gaylord E. Francis

             *STEPHEN A. GILIOTTI                                  Director
-----------------------------------------------
             Stephen A. Giliotti

             *JAMES F. HARDYMON                                   Director
----------------------------------------------
              James F. Hardymon

              *DAVID R. HEVIA                        Senior Vice President and Director
----------------------------------------------
               David R. Hevia

                   SIGNATURE                                        TITLE
-----------------------------------------------  --------------------------------------------
               *WAYNE W. JUCHATZ                                   Director
-----------------------------------------------
               Wayne W. Juchatz

               *STEPHEN L. KEY                                     Director
-----------------------------------------------
               Stephen L. Key

              *WILLIAM J. PEARSON                     Executive Vice President and Director
-----------------------------------------------
             William J. Pearson

               *MARK A. SCHIMBOR                       Executive Vice President and Director
-----------------------------------------------
               Mark A. Schimbor

            *EUGENE R. SCHUTT, JR.                     Executive Vice President and Director
-----------------------------------------------
             Eugene R. Schutt, Jr.

              *HERBERT F. SMITH                        Executive Vice President, Secretary and
-----------------------------------------------               Director (General Counsel)
               Herbert F. Smith

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

                         AVCO FINANCIAL SERVICES, INC.

                                   SCHEDULE I

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                                                             December 31,
                                                                      --------------------------
                                                                         1995           1994
                                                                      -----------    -----------
                                                                        (Thousands of dollars)
BALANCE SHEET
ASSETS
Demand notes receivable from Avco Financial Services Group
  subsidiaries                                                        $ 3,807,690    $ 3,880,641
Investments in subsidiaries, at equity                                  1,443,003      1,400,785
Other                                                                     129,293         97,894
                                                                      -----------    -----------
     Total assets                                                     $ 5,379,986    $ 5,379,320
                                                                        =========      =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Debt                                                                  $ 4,293,732    $ 4,397,312
Other                                                                      58,024         88,264
                                                                      -----------    -----------
     Total liabilities                                                  4,351,756      4,485,576
Stockholder's equity                                                    1,028,230        893,744
                                                                      -----------    -----------
     Total liabilities and stockholder's equity                       $ 5,379,986    $ 5,379,320
                                                                        =========      =========

                             See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.

                                   SCHEDULE I

         CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (CONTINUED)

                                                                 Year ended December 31,
                                                          -------------------------------------
                                                            1995          1994          1993
                                                          ---------     ---------     ---------
                                                                 (Thousands of dollars)
STATEMENT OF INCOME
Revenues (primarily interest from Avco Financial
  Services Group subsidiaries)                            $ 295,315     $ 231,116     $ 218,396
Expenses (primarily interest expense)                      (305,314)     (245,092)     (229,512)
                                                          ---------     ---------     ---------
Loss before items shown below                                (9,999)      (13,976)      (11,116)
Income tax benefits                                           3,450         4,868         3,605
Equity in income of subsidiaries                            185,952       171,437       149,540
                                                          ---------     ---------     ---------
Net income                                                $ 179,403     $ 162,329     $ 142,029
                                                          =========     =========     =========
STATEMENT OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $ 179,403     $ 162,329     $ 142,029
Adjustments to reconcile net income to net cash provided
  by operating activities                                     3,854        31,395        (4,771)
                                                          ---------     ---------     ---------
     Net cash provided by operating activities              183,257       193,724       137,258
                                                          ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease/(increase) in demand notes receivable               20,207      (450,704)     (178,923)
Increase in investments in subsidiaries                      (9,784)     (122,505)     (116,490)
                                                          ---------     ---------     ---------
     Net cash provided/(used) by investing activities        10,423      (573,209)     (295,413)
                                                          ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease/(increase) in short-term debt                     (426,815)      151,255       258,412
Proceeds from issuance of notes                             950,000       850,000       705,000
Principal payments on notes                                (626,765)     (540,770)     (734,257)
Dividends paid                                              (90,100)      (81,000)      (71,000)
                                                          ---------     ---------     ---------
     Net cash provided/(used) by financing activities      (193,680)      379,485       158,155
                                                          ---------     ---------     ---------
Net change in cash
Cash at beginning of year
                                                          ---------     ---------     ---------
Cash at end of year                                       $      --     $      --     $      --
                                                          =========     =========     =========

NOTE TO CONDENSED FINANCIAL INFORMATION

     The parent company is the primary financing entity for the U.S. Avco Financial Services Group.

     See Note 1 to the Consolidated Financial Statements for significant accounting policies.

     The aggregate maturities, required prepayments, redemptions and sinking fund requirements with respect to the Registrant's debt outstanding (excluding commercial paper, bank notes and savings deposits) at December 31, 1995 for the five years ending December 31, 2000 were (in millions): $603.1 in 1996; $300.0 in 1997; $335.6 in 1998; $434.9 in 1999; and $525.0 in 2000.

     At December 31, 1995 and 1994, the parent company was guarantor for payment of all its foreign subsidiaries' commercial paper and bank line borrowings of $1.223 billion and $938.3 million, respectively, and senior notes of $1.148 billion and $892.9 million, respectively.

     The Registrant received cash dividends from its subsidiaries aggregating $194.6 million in 1995, $45.5 million in 1994, and $48.0 million in 1993.