Form 10-Q
period 1996-03-31
AVCO FINANCIAL SERVICES INC
filed 1996-05-14
CIK 8795

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             March 31, 1996
                                        ----------------------------------------

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         (The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.)


Commission file number   0-6119
                         -------------------------------------------------------

                         AVCO FINANCIAL SERVICES, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                          13-2530491
   -------------------------------                           -------------------
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)


600 Anton Blvd., P.O. Box 5011, Costa Mesa, California            92628-5011
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code       (714) 435-1200
                                                   -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

At March 31, 1996, the Registrant had 500,000 shares of common stock ($1 par value per share) outstanding, all of which are owned by Textron Inc.

                         AVCO FINANCIAL SERVICES, INC.


                                     INDEX




PART I.  FINANCIAL INFORMATION                                                        PAGE
- ------------------------------                                                        ----
Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheet at March 31, 1996
               and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .  1

            Consolidated Statement of Income for the three months ended
               March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . .  2

            Consolidated Statement of Cash Flows for the three months ended
               March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . .  3

            Note to Consolidated Financial Statements  . . . . . . . . . . . . . . . .  4

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .  5



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

PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         AVCO FINANCIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                                            1996             1995
                                                         ----------       ----------
                                                           (Thousands of dollars)
                                    ASSETS
Finance receivables . . . . . . . . . . . . . . . . .    $6,859,586       $6,933,526
  Allowance for losses  . . . . . . . . . . . . . . .      (196,875)        (195,413)
  Insurance reserves and claims . . . . . . . . . . .      (259,211)        (261,499)
                                                         ----------       ----------
                                                          6,403,500        6,476,614
Investments . . . . . . . . . . . . . . . . . . . . .       878,184          852,450
Property and equipment  . . . . . . . . . . . . . . .        71,789           72,159
Insurance policy acquisition costs  . . . . . . . . .        55,281           54,716
Goodwill  . . . . . . . . . . . . . . . . . . . . . .        21,862           21,388
Cash  . . . . . . . . . . . . . . . . . . . . . . . .        12,147           25,454
Other . . . . . . . . . . . . . . . . . . . . . . . .       276,441          288,167
                                                         ----------       ----------
     TOTAL ASSETS . . . . . . . . . . . . . . . . . .    $7,719,204       $7,790,948
                                                         ==========       ==========

                       LIABILITIES AND STOCKHOLDER'S EQUITY
Senior debt
  Commercial paper  . . . . . . . . . . . . . . . . .    $2,164,920       $2,067,722
  Banks   . . . . . . . . . . . . . . . . . . . . . .       380,556          345,879
  Savings deposits  . . . . . . . . . . . . . . . . .         4,655            5,184
  Notes . . . . . . . . . . . . . . . . . . . . . . .     3,516,576        3,742,752
                                                         ----------       ----------
                                                          6,066,707        6,161,537

Senior subordinated debt  . . . . . . . . . . . . . .         3,900            3,900
                                                         ----------       ----------
     Total debt . . . . . . . . . . . . . . . . . . .     6,070,607        6,165,437

Accounts payable and accrued liabilities  . . . . . .       257,478          285,909
Insurance reserves and claims
  Unearned insurance premiums . . . . . . . . . . . .       196,780          196,591
  Losses and adjustment expenses  . . . . . . . . . .        64,153           61,557
Income taxes  . . . . . . . . . . . . . . . . . . . .        72,359           53,224
                                                         ----------       ----------
     Total liabilities  . . . . . . . . . . . . . . .     6,661,377        6,762,718
                                                         ----------       ----------

Stockholder's equity
Common stock ($1 par value, 1,000,000 shares
  authorized; 500,000 shares outstanding) . . . . . .           500              500
Additional paid-in capital  . . . . . . . . . . . . .       137,588          137,588
Retained earnings . . . . . . . . . . . . . . . . . .       969,645          949,436
Securities valuation adjustment . . . . . . . . . . .        57,421           56,309
Currency translation adjustment . . . . . . . . . . .      (107,327)        (115,603)
                                                         ----------       ----------
     Total stockholder's equity . . . . . . . . . . .     1,057,827        1,028,230
                                                         ----------       ----------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY . . .    $7,719,204       $7,790,948
                                                         ==========       ==========





                             See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995



                                                                         1996             1995
                                                                       --------         --------
                                                                        (Thousands of dollars)
REVENUES
  Interest, discount and service charges  . . . . . . . . . . . . .    $316,521         $300,573
  Credit life, credit disability and casualty
     insurance premiums . . . . . . . . . . . . . . . . . . . . . .      99,382           80,831
  Investment and other income (including net
     realized investment gains and losses)  . . . . . . . . . . . .      16,346           16,191
                                                                       --------         --------
        Total revenues  . . . . . . . . . . . . . . . . . . . . . .     432,249          397,595
                                                                       --------         --------

EXPENSES
  Interest and debt expense . . . . . . . . . . . . . . . . . . . .     107,139          112,572
  Provision for losses on collection of finance receivables . . . .      45,731           34,769
  Credit life, credit disability and casualty insurance
    losses and adjustment expenses, less recoveries . . . . . . . .      47,327           33,080
  Amortization of insurance policy acquisition costs  . . . . . . .      23,255           18,321
  Other operating expenses  . . . . . . . . . . . . . . . . . . . .     136,583          129,175
                                                                       --------         --------
        Total expenses  . . . . . . . . . . . . . . . . . . . . . .     360,035          327,917
                                                                       --------         --------

Income before income taxes  . . . . . . . . . . . . . . . . . . . .      72,214           69,678
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .      27,005           26,349
                                                                       --------         --------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 45,209         $ 43,329
                                                                       ========         ========





                             See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                            1996               1995
                                                                         ----------         ----------
                                                                            (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   45,209         $   43,329
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for losses on collection of finance receivables . . . .        45,731             34,769
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . .         4,650              4,329
    Gain on sales of investments  . . . . . . . . . . . . . . . . . .        (1,032)            (1,784)
    Increase in unamortized insurance policy
      acquisition costs . . . . . . . . . . . . . . . . . . . . . . .          (537)            (2,034)
    Increase (decrease) in unearned insurance premiums and
      reserves for insurance losses and adjustment expenses . . . . .        (1,228)             6,194
    Decrease in accounts payable and accrued
      liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       (30,617)           (42,516)
    Increase (decrease) in income taxes . . . . . . . . . . . . . . .        18,478                (53)
    Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,675             11,247
                                                                         ----------         ----------
      Net cash provided by operating activities . . . . . . . . . . .        93,329             53,481
                                                                         ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased . . . . . . . . . . . .      (946,514)        (1,072,615)
  Finance receivables repaid or sold  . . . . . . . . . . . . . . . .     1,019,008            898,169
  Purchases of investments available for sale . . . . . . . . . . . .       (34,334)           (38,578)
  Proceeds from sales of investments available for sale . . . . . . .         7,536              9,913
  Proceeds from maturities and calls of investments
    available for sale  . . . . . . . . . . . . . . . . . . . . . . .         9,943              9,717
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . .        (3,870)            (3,308)
  Cash used in acquisition of HFCA, net of cash acquired  . . . . . .                          (39,808)
                                                                         ----------          ---------
      Net cash provided (used) by investing activities  . . . . . . .        51,769           (236,510)
                                                                         ----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in short-term debt  . . . . . . . . . . . . . .       109,793            (68,753)
  Proceeds from issuance of notes . . . . . . . . . . . . . . . . . .         7,998            606,571
  Principal payments on notes   . . . . . . . . . . . . . . . . . . .      (250,566)          (342,338)
  Decrease (increase) in savings deposits . . . . . . . . . . . . . .          (630)             1,547
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . .       (25,000)           (23,050)
                                                                         ----------         ----------
      Net cash provided (used) by financing activities  . . . . . . .      (158,405)           173,977
                                                                         ----------         ----------

Net decrease in cash  . . . . . . . . . . . . . . . . . . . . . . . .       (13,307)            (9,052)
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . .        25,454             21,817
                                                                         ----------         ----------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . .    $   12,147         $   12,765
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

The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.

Income before income taxes for the three months ended March 31, 1996 was $72.2 million compared to $69.7 million for the three months ended March 31, 1995, an increase of $2.5 million (3.6%). This increase resulted primarily from: (i) an increase in yields on finance receivables (interest income as a percent of average finance receivables) to 18.56% for the first three months in 1996 compared to 17.72% for the like period in 1995 and (ii) a decrease in the cost of borrowed funds to 7.01% for the first three months in 1996 compared to 7.38% for the like period in 1995. Partially offsetting these increases were: (i) an increase in the ratio of net credit losses to average finance receivables to 2.61% for the first three months in 1996 from 1.81% for the like period in 1995 and (ii) an increase in the ratio of insurance losses to earned premiums in both the finance related and independent insurance operations.

Revenues for the three months ended March 31, 1996 were $432.2 million compared to $397.6 million for the three months ended March 31, 1995, an increase of $34.6 million (8.7%). This increase resulted primarily from an increase in yields on finance receivables and an increase in earned premiums in the independent insurance operations.

During the second half of 1995, the economic slowdown in the countries in which the Registrant operates resulted in an increase in delinquency and credit losses. These economic conditions have continued throughout the first quarter of 1996. Accordingly, net credit losses and delinquency have remained higher than historical levels and receivable volume has slowed. There has, however, been recent improvement in delinquency and the registrant anticipates an improvement in net credit losses by the end of the second quarter of 1996.

FINANCIAL CONDITION

The Registrant utilizes a broad base of financial sources for its liquidity and capital requirements. Cash is provided from both operations and several different sources of borrowings, including unsecured borrowings under bank lines of credit, the issuance of commercial paper and sales of medium- and long-term debt in the U.S. and foreign financial markets.

Under certain interest rate exchange agreements, the Registrant makes periodic fixed payments in exchange for periodic variable payments. The Registrant enters into such agreements to mitigate its exposure to increases in interest rates on a portion of its variable rate debt. During the first three months of 1996, the Registrant had $129 million of these agreements go into effect.
These agreements have a weighted average original term of 1 year and expire through 1998.


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

                  _____________

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

                                             AVCO FINANCIAL SERVICES, INC.
                                                     (Registrant)

Date   May 13, 1996                  By              GARY L. FITE
     ----------------                    -------------------------------------
                                                     GARY L. FITE
                                         Executive Vice President & Controller
                                               (Chief Accounting Officer)