Form 10-Q
period 1996-06-30
AVCO FINANCIAL SERVICES INC
filed 1996-08-12
CIK 8795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     June 30, 1996


                                       or


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

At June 30, 1996, the Registrant had 500,000 shares of common stock ($1 par value per share) outstanding, all of which are owned by Textron Inc.

                          AVCO FINANCIAL SERVICES, INC.


                                      INDEX




PART I.  FINANCIAL INFORMATION                                                       PAGE
                                                                                     ----
Item 1.       Consolidated Financial Statements

                 Consolidated Balance Sheet at June 30, 1996
                    and December 31, 1995.........................................     1

                 Consolidated Statement of Income for the three and
                    six months ended June 30, 1996 and 1995.......................     2

                 Consolidated Statement of Cash Flows for the six months ended
                    June 30, 1996 and 1995........................................     3

                 Note to Consolidated Financial Statements........................     4

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.........................................     5



PART II. OTHER INFORMATION

Item 1.       Legal Proceedings...................................................     7

Item 2.       Changes in Securities...............................................     7

Item 3.       Defaults Upon Senior Securities.....................................     7

Item 4.       Submission of Matters to a Vote of Security Holders.................     7

Item 6.       Exhibits and Reports on Form 8-K....................................     7


SIGNATURE.........................................................................     7

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          AVCO FINANCIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                                                         1996              1995
                                                                      ----------        ----------
                                                                         (Thousands of dollars)
                                     ASSETS
Finance receivables...............................................    $6,927,327        $6,933,526
   Allowance for losses...........................................      (200,265)         (195,413)
   Insurance reserves and claims..................................      (260,698)         (261,499)
                                                                      ----------        ----------
                                                                       6,466,364         6,476,614
Investments.......................................................       869,457           852,450
Property and equipment............................................        71,817            72,159
Insurance policy acquisition costs................................        57,363            54,716
Goodwill..........................................................        21,704            21,388
Cash    ..........................................................        18,346            25,454
Other.............................................................       306,868           288,167
                                                                      ----------        ----------
        TOTAL ASSETS..............................................    $7,811,919        $7,790,948
                                                                      ==========        ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Senior debt
   Commercial paper...............................................    $2,507,275        $2,067,722
   Banks .........................................................       332,948           345,879
   Savings deposits...............................................         4,172             5,184
   Notes..........................................................     3,297,604         3,742,752
                                                                      ----------        ----------
                                                                       6,141,999         6,161,537
Senior subordinated debt..........................................         1,500             3,900
                                                                      ----------        ----------
        Total debt................................................     6,143,499         6,165,437
Accounts payable and accrued liabilities..........................       269,281           285,909
Insurance reserves and claims
   Unearned insurance premiums....................................       198,864           196,591
   Losses and adjustment expenses.................................        65,389            61,557
Income taxes......................................................        57,484            53,224
                                                                      ----------        ----------
        Total liabilities.........................................     6,734,517         6,762,718
                                                                      ----------        ----------

Stockholder's equity
Common stock ($1 par value, 1,000,000 shares
   authorized; 500,000 shares outstanding)........................           500               500
Additional paid-in capital........................................       137,588           137,588
Retained earnings.................................................       991,531           949,436
Securities valuation adjustment...................................        52,015            56,309
Currency translation adjustment...................................      (104,232)         (115,603)
                                                                      ----------        ----------
        Total stockholder's equity................................     1,077,402         1,028,230
                                                                      ----------        ----------
        TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY................    $7,811,919        $7,790,948
                                                                      ==========        ==========

                             See accompanying note.

                          AVCO FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      PERIODS ENDED JUNE 30, 1996 AND 1995


                                                                 Three Months Ended              Six Months Ended
                                                             -------------------------        ----------------------
                                                               1996             1995            1996          1995
                                                             --------         --------        --------      --------
                                                                               (Thousands of dollars)
REVENUES
   Interest, discount and service charges................    $317,500         $309,739        $634,021      $610,312
   Credit life, credit disability and
     casualty insurance premiums.........................      99,796           81,999         199,178       162,830
   Investment and other income (including net
     realized investment gains and losses)...............      16,185           15,042          32,531        31,233
                                                             --------         --------        --------      --------
         Total revenues..................................     433,481          406,780         865,730       804,375
                                                             --------         --------        --------      --------

EXPENSES
   Interest and debt expense.............................     106,016          116,930         213,155       229,502
   Provision for losses on collection of finance
     receivables.........................................      47,050           33,283          92,781        68,052
   Credit life, credit disability and casualty
     insurance losses and adjustment expenses,
     less recoveries.....................................      46,236           36,738          93,563        69,818
   Amortization of insurance policy
     acquisition costs...................................      21,775           18,125          45,030        36,446
   Other operating expenses..............................     137,032          132,153         273,615       261,328
                                                             --------         --------        --------      --------
         Total expenses..................................     358,109          337,229         718,144       665,146
                                                             --------         --------        --------      --------

Income before income taxes...............................      75,372           69,551         147,586       139,229
Income taxes.............................................      28,486           26,027          55,491        52,376
                                                             --------         --------        --------      --------

NET INCOME...............................................    $ 46,886         $ 43,524        $ 92,095      $ 86,853
                                                             ========         ========        ========      ========

                             See accompanying note.

                          AVCO FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                                        1996               1995
                                                                                    ----------         ----------
                                                                                        (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.................................................................      $   92,095         $   86,853
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for losses on collection of finance receivables................          92,781             68,052
     Depreciation.............................................................           9,394              9,577
     Gain on sales of investments.............................................          (1,746)            (2,149)
     Increase in unamortized insurance policy
         acquisition costs....................................................          (2,638)            (4,686)
     Increase in unearned insurance premiums and
         reserves for insurance losses and adjustment expenses................           2,407             18,986
     Decrease in accounts payable and accrued liabilities.....................         (19,255)           (26,177)
     Increase (decrease) in income taxes......................................           3,403            (16,394)
     Other, net...............................................................         (10,154)              (607)
                                                                                    ----------         ----------
         Net cash provided by operating activities............................         166,287            133,455
                                                                                    ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Finance receivables originated or purchased................................      (2,090,257)        (2,164,902)
   Finance receivables repaid or sold.........................................       2,065,051          1,964,101
   Purchases of investments available for sale................................         (70,610)           (92,855)
   Proceeds from sales of investments available for sale......................          28,934             45,169
   Proceeds from maturities and calls of investments
     available for sale.......................................................          26,499             26,761
   Capital expenditures.......................................................          (9,498)            (9,108)
   Cash used in acquisition of HFCA, net of cash acquired.....................                            (39,808)
                                                                                    ----------         ----------
         Net cash used by investing activities................................         (49,881)          (270,642)
                                                                                    ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in short-term debt.....................................         395,663            (61,784)
   Proceeds from issuance of notes............................................          80,432            918,179
   Principal payments on notes ...............................................        (548,478)          (677,016)
   Increase (decrease) in savings deposits....................................          (1,131)             1,595
   Dividends paid.............................................................         (50,000)           (45,400)
                                                                                    ----------         ----------
         Net cash provided (used) by financing activities.....................        (123,514)           135,574
                                                                                    ----------         ----------

Net decrease in cash..........................................................          (7,108)            (1,613)
Cash at beginning of period...................................................          25,454             21,817
                                                                                    ----------         ----------
Cash at end of period.........................................................      $   18,346         $   20,204
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.

Income before income taxes for the six months ended June 30, 1996 was $147.6 million compared to $139.2 million for the six months ended June 30, 1995, an increase of $8.4 million (6.0%). This increase resulted primarily from: (i) an increase in yields on finance receivables (interest income as a percent of average finance receivables) to 18.59% for the first six months in 1996 compared to 17.88% for the like period in 1995; (ii) a decrease in the cost of borrowed funds to 6.95% for the first six months in 1996 compared to 7.41% for the like period in 1995; and (iii) an increase in investment income due to a higher level of invested assets. Partially offsetting these increases were: (i) an increase in the ratio of net credit losses to average finance receivables to 2.64% for the first six months in 1996 from 1.89% for the like period in 1995 and (ii) an increase in the ratio of insurance losses to earned premiums in the independent insurance operations.

Revenues for the six months ended June 30, 1996 were $865.7 million compared to $804.4 million for the six months ended June 30, 1995, an increase of $61.3 million (7.6%). This increase resulted primarily from an increase in yields on finance receivables and an increase in earned premiums in both the finance related and independent insurance operations.

Throughout the first six months of 1996, the economic conditions have continued to burden the consumer finance customer and, as a result, receivable volume has been negatively affected and delinquencies and charge-offs have remained higher than historical norms.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.

Income before income taxes for the three months ended June 30, 1996 was $75.4 million compared to $69.6 million for the three months ended June 30, 1995, an increase of $5.8 million (8.3%). This increase resulted primarily from: (i) an increase in yields on finance receivables (interest income as a percent of average finance receivables); (ii) a decrease in the cost of borrowed funds; and
(iii) an increase in investment income due to a higher level of invested assets. Partially offsetting these increases were: (i) an increase in the ratio of net credit losses to average finance receivables and (ii) an increase in the ratio of insurance losses to earned premiums in the independent insurance operations.

Revenues for the three months ended June 30, 1996 were $433.5 million compared to $406.8 million for the three months ended June 30, 1995, an increase of $26.7 million (6.6%). This increase resulted primarily from an increase in yields on finance receivables and an increase in earned premiums in both the finance related and independent insurance operations.

FINANCIAL CONDITION

The Registrant utilizes a broad base of financial sources for its liquidity and capital requirements. Cash is provided from both operations and several different sources of borrowings, including unsecured borrowings under bank lines of credit, the issuance of commercial paper and sales of medium and long-term debt in the U.S. and foreign financial markets.

Under certain interest rate exchange agreements, the Registrant makes periodic fixed payments in exchange for periodic variable payments. The Registrant enters into such agreements to mitigate its exposure to increases in interest rates on a portion of its variable rate debt. During the first six months of 1996, the Registrant had $282.7 million of these agreements go into effect. These agreements have a weighted average original term of 2.1 years and expire through 1999.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Omitted in accordance with General Instruction H(2)(b).

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           *(12) Statement of Computation of Number of Times Fixed Charges Earned.

                           *(27) Financial Data Schedule.

                           -------------------------
                           *Filed herewith

                  (b)      Reports on Form 8-K
                           No Report on Form 8-K has been filed during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AVCO FINANCIAL SERVICES, INC.
                                                   (Registrant)


Date   August 12, 1996               By  /s/         GARY L. FITE
      -----------------                  -------------------------------------
                                                     GARY L. FITE
                                         Executive Vice President & Controller
                                              (Chief Accounting Officer)