Form 10-Q
period 1996-09-30
AVCO FINANCIAL SERVICES INC
filed 1996-11-13
CIK 8795

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1996
                                 -----------------------------------------------

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        (The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.)


Commission file number   0-6119
                       --------------------------------------------------------

                         AVCO FINANCIAL SERVICES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          DELAWARE                                13-2530491
-------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


      600 Anton Blvd., P.O. Box 5011, Costa Mesa, California 92628-5011
-------------------------------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code       (714) 435-1200
                                                      -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

At September 30, 1996, the Registrant had 500,000 shares of common stock ($1 par value per share) outstanding, all of which are owned by Textron Inc.

                         AVCO FINANCIAL SERVICES, INC.


                                     INDEX

PART I.  FINANCIAL INFORMATION                                                            PAGE
------------------------------                                                            ----
Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheet at September 30, 1996
              and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

            Consolidated Statement of Income for the three and
              nine months ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . 2

            Consolidated Statement of Cash Flows for the nine months ended
              September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . 3

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

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         AVCO FINANCIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                                  1996       1995
                                                ---------  ----------
                                                (Thousands of dollars)

                                 ASSETS

Finance receivables . . . . . . . . . . . .    $6,981,082  $6,933,526
  Allowance for losses. . . . . . . . . . .      (204,476)   (195,413)
  Insurance reserves and claims . . . . . .      (261,049)   (261,499)
                                               ----------  ----------
                                                6,515,557   6,476,614
Investments . . . . . . . . . . . . . . . .       881,617     852,450
Property and equipment  . . . . . . . . . .        74,353      72,159
Insurance policy acquisition costs  . . . .        58,598      54,716
Goodwill  . . . . . . . . . . . . . . . . .        21,357      21,388
Cash  . . . . . . . . . . . . . . . . . . .        27,425      25,454
Other . . . . . . . . . . . . . . . . . . .       321,012     288,167
                                               ----------  ----------
       TOTAL ASSETS . . . . . . . . . . . .    $7,899,919  $7,790,948
                                               ==========  ==========

                  LIABILITIES AND STOCKHOLDER'S EQUITY

Senior debt
  Commercial paper  . . . . . . . . . . . .    $2,548,063  $2,067,722
  Banks . . . . . . . . . . . . . . . . . .       220,392     345,879
  Savings deposits. . . . . . . . . . . . .         4,220       5,184
  Notes . . . . . . . . . . . . . . . . . .     3,400,572   3,742,752
                                               ----------  ----------
                                                6,173,247   6,161,537
Senior subordinated debt  . . . . . . . . .         1,000       3,900
                                               ----------  ----------
      Total debt. . . . . . . . . . . . . .     6,174,247   6,165,437
Accounts payable and accrued liabilities  .       288,201     285,909
Insurance reserves and claims
  Unearned insurance premiums . . . . . . .       204,502     196,591
  Losses and adjustment expenses. . . . . .        67,464      61,557
Income taxes  . . . . . . . . . . . . . . .        58,607      53,224
                                               ----------  ----------
      Total liabilities . . . . . . . . . .     6,793,021   6,762,718
                                               ----------  ----------

Stockholder's equity
Common stock ($1 par value, 1,000,000 shares
   authorized; 500,000 shares outstanding).           500         500
Additional paid-in capital  . . . . . . . .       137,588     137,588
Retained earnings . . . . . . . . . . . . .     1,017,009     949,436
Securities valuation adjustment . . . . . .        53,469      56,309
Currency translation adjustment . . . . . .      (101,668)   (115,603)
                                               ----------  ----------
      Total stockholder's equity. . . . . .     1,106,898   1,028,230
                                               ----------  ----------
      TOTAL LIABILITIES AND STOCKHOLDER'S
         EQUITY . . . . . . . . . . . . . .    $7,889,919  $7,790,948
                                               ==========  ==========





                             See accompanying note.
                                     - 1 -

                         AVCO FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                   PERIODS ENDED SEPTEMBER 30, 1996 AND 1995



                                         Three Months Ended   Nine Months Ended
                                         ------------------   -----------------

                                           1996      1995     1996         1995
                                         --------  -------- ---------   ---------
                                               (Thousands of dollars)
REVENUES
  Interest, discount and service
    charges . . . . . . . . . . . . . .   $319,782 $317,231   $953,803  $ 927,543
  Credit life, credit disability and
     casualty insurance premiums. . . .     99,591   87,316    298,769    250,146
  Investment and other income (including
     net realized investment gains and
     losses)  . . . . . . . . . . . . .     22,715   16,060     55,246     47,293
                                          -------- --------  ---------  ---------
   Total revenues . . . . . . . . . . .    442,088  420,607  1,307,818  1,224,982
                                          -------- --------  ---------  ---------

EXPENSES
   Interest and debt expense  . . . . .    107,383  113,040    320,538    342,542
   Provision for losses on collection of
        finance receivables . . . . . .     53,183   39,033    145,964    107,085
   Credit life, credit disability and
     casualty insurance losses and
     adjustment expenses,
     less recoveries. . . . . . . . . .     46,172   38,704    139,735    108,522
   Amortization of insurance policy
        acquisition costs . . . . . . .     23,616   18,929     68,646     55,375
   Other operating expenses . . . . . .    136,023  135,298    409,638    396,626
                                          -------- --------  ---------  ---------
   Total expenses . . . . . . . . . . .    366,377  345,004  1,084,521  1,010,150
                                          -------- --------  ---------  ---------

Income before income taxes  . . . . . .     75,711   75,603    223,297    214,832
Income taxes  . . . . . . . . . . . . .     28,233   28,527     83,724     80,903
                                          -------- --------  ---------  ---------
NET INCOME  . . . . . . . . . . . . . .   $ 47,478 $ 47,076  $ 139,573  $ 133,929
                                          ======== ========  =========  =========





                             See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                         1996         1995
                                                                      ----------   ----------
                                                                       (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income . . . . . . . . . . . . . . . . . . . . . . . . . .       $  139,573   $  133,929
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Provision for losses on collection of finance receivables. .          145,964      107,085
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . .           14,190       14,346
   Gain on sales of investments . . . . . . . . . . . . . . . .           (9,055)      (2,725)
   Increase in unamortized insurance policy
    acquisition costs . . . . . . . . . . . . . . . . . . . . .           (3,882)      (7,511)
   Increase in unearned insurance premiums and
     reserves for insurance losses.and adjustment expenses. . .            9,664       42,957

   Decrease in accounts payable and accrued liabilities . . . .             (763)     (19,224)
   Increase (decrease) in income taxes. . . . . . . . . . . . .            4,389       (6,541)
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . .          (22,440)      (1,153)
                                                                      ----------   ----------
      Net cash provided by operating activities . . . . . . . .          277,640      261,163
                                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Finance receivables originated or purchased  . . . . . . . . .       (3,239,365)  (3,246,899)
 Finance receivables repaid or sold   . . . . . . . . . . . . .        3,123,049    2,930,075
 Purchases of investments available for sale. . . . . . . . . .         (199,289)    (146,449)
 Proceeds from sales of investments available for sale. . . . .          141,257       60,933
 Proceeds from maturities and calls of investments
    available for sale  . . . . . . . . . . . . . . . . . . . .           41,109       43,109
 Capital expenditures   . . . . . . . . . . . . . . . . . . . .          (16,544)     (13,263)
 Cash used in acquisition of HFCA, net of cash acquired . . . .                       (39,808)
                                                                      ----------   ----------
      Net cash used by investing activities . . . . . . . . . .         (149,783)    (412,302)
                                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase (decrease) in short-term debt   . . . . . . . . . . .          317,110     (135,892)
 Proceeds from issuance of notes  . . . . . . . . . . . . . . .          193,373    1,176,393
 Principal payments on notes  . . . . . . . . . . . . . . . . .         (563,270)    (831,734)
 Increase (decrease) in savings deposits. . . . . . . . . . . .           (1,099)       1,224
 Dividends paid   . . . . . . . . . . . . . . . . . . . . . . .          (72,000)     (67,750)
                                                                      ----------   ----------
      Net cash provided (used) by financing activities. . . . .         (125,886)     142,241
                                                                      ----------   ----------

Net increase(decrease) in cash  . . . . . . . . . . . . . . . . .          1,971       (8,898)
Cash at beginning of period . . . . . . . . . . . . . . . . . . .         25,454       21,817
                                                                      ----------   ----------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . .     $   27,425   $   12,919
                                                                      ==========   ==========





                             See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL
-------

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            -----------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

Income before income taxes for the nine months ended September 30, 1996 was $223.3 million compared to $214.8 million for the nine months ended September 30, 1995, an increase of $8.5 million (3.9%). This increase resulted primarily from: (i) an increase in yields on finance receivables (interest income as a percent of average finance receivables) to 18.58% for the first nine months in 1996 from 18.04% for the like period in 1995; (ii) a decrease in the cost of borrowed funds to 6.93% for the first nine months in 1996 compared to 7.35% for the like period in 1995; (iii) an increase in capital gains of $6.3 million due to a higher volume of sales in the bond investment portfolio; and (iv) an increase in investment income due to a higher level of invested assets. Partially offsetting these increases were: (i) an increase in the provision for losses due primarily to an increase in the ratio of net credit losses to average finance receivables to 2.74% for the first nine months in 1996 from 1.99% for the like period in 1995 and (ii) an increase in the ratio of insurance losses to earned premiums.

Revenues for the nine months ended September 30, 1996 were $1.308 billion compared to $1.225 billion for the nine months ended September 30, 1995, an increase of $83 million (6.8%). This increase resulted primarily from: (i) an increase in yields on finance receivables; (ii) an increase in earned premiums in both the finance related and independent insurance operations; and (iii) an increase in capital gains.

The proliferation of credit cards and the resulting increase in the level of consumer debt has not only overburdened the consumer, resulting in higher delinquencies and charge-offs, but has provided the consumer an alternate source of funds, thereby reducing our receivable growth.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

Income before income taxes for the three months ended September 30, 1996 was $75.7 million compared to $75.6 million for the three months ended September 30, 1995. While income before income taxes remained flat, the results for the three months ended September 30, 1996 were impacted by the following: (i) an increase in the provision for losses due primarily to an increase in the ratio of net credit losses to average finance receivables; (ii) an increase in capital gains of $6.7 million due primarily to a higher volume of sales in the bond investment portfolio; (iii) an increase in yields on finance receivables (interest income as a percent of average finance receivables); (iv) a decrease in the cost of borrowed funds; and (v) an increase in the ratio of insurance losses to earned premiums.

Revenues for the three months ended September 30, 1996 were $442.1 million compared to $420.6 million for the three months ended September 30, 1995, an increase of $21.5 million (5.1%). This increase resulted primarily from: (i) an increase in capital gains; (ii) an increase in yields on finance receivables; and (iii) an increase in earned premiums in both the finance related and independent insurance operations.

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

Under certain interest rate exchange agreements, the Registrant makes periodic fixed payments in exchange for periodic variable payments. The Registrant enters into such agreements to mitigate its exposure to increases in interest rates on a portion of its variable rate debt. During the first nine months of 1996, the Registrant had $367.7 million of these agreements go into effect. These agreements have a weighted average original term of 2.1 years and expire through 1999.

PART II.    OTHER INFORMATION
-----------------------------

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


                          ------------------------
                          *Filed herewith

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


Date   November 12, 1996             By              GARY L. FITE
       -----------------                -------------------------------------
                                                     GARY L. FITE
                                       Executive Vice President & Controller
                                             (Chief Accounting Officer)

PART II.         OTHER INFORMATION
----------------------------------

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

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES
                 -------------------------------

                 Omitted in accordance with General Instruction H(2)(b).

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 ---------------------------------------------------

                 Omitted in accordance with General Instruction H(2)(b).

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K
                 ---------------------------------

                 (a)      Exhibits
                          *(12) Statement of Computation of Number of Times
                                Fixed Charges Earned.

                          *(27) Financial Data Schedule.


                          ------------------------
                          *Filed herewith

                 (b)      Reports on Form 8-K
                          No Report on Form 8-K has been filed during the quarter for which this report is filed.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AVCO FINANCIAL SERVICES, INC.
                                                      (Registrant)


Date   November 12, 1996             By
       -----------------                --------------------------------------
                                                     GARY L. FITE
                                       Executive Vice President & Controller
                                             (Chief Accounting Officer)