Form 10-K
period 1996-12-31
AVCO FINANCIAL SERVICES INC
filed 1997-03-28
CIK 8795

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Not applicable.

     Aggregate market value of common stock:  Not applicable.

     At December 31, 1996, the Registrant had 500,000 shares of common stock ($1 par value per share) outstanding, all of which are owned by Textron Inc.

================================================================================

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

     The Registrant is principally engaged in consumer finance and insurance activities. The Registrant's finance operations mainly involve loans made by the Avco Financial Services Group. Such loans consist primarily of consumer loans which are unsecured or secured by personal property and are in relatively small amounts and for relatively short periods; real estate loans which are secured by real property in larger amounts and for considerably longer periods; and retail installment contracts, principally covering personal property. As of December 31, 1996, the Registrant operated 1,235 finance offices located in all states of the United States (except Arkansas, Kansas, Mississippi, Oklahoma and Vermont), the Commonwealth of Puerto Rico, the Virgin Islands, all Canadian provinces and the Yukon Territory, six Australian states and the Australian Capital Territory, Hong Kong, New Zealand, Spain and the United Kingdom. The Registrant's insurance business consists primarily of the sale of credit life, credit disability and casualty insurance offered by various subsidiaries (Avco Insurance Services Group), a significant part of which is directly related to the Registrant's finance activities.

     For a summary of revenues, income before income taxes, and identifiable assets by industry segment, see Note 7 to the Consolidated Financial Statements of the Registrant.

     At December 31, 1996, the Registrant employed approximately 7,600 persons.

AVCO FINANCIAL SERVICES GROUP

  Finance Receivables

     The Registrant's finance receivable portfolio consisted of the following:

                                                            December 31,
                                      ---------------------------------------------------------
                                        1996        1995        1994        1993        1992
                                      ---------   ---------   ---------   ---------   ---------
                                                        (Thousands of dollars)
Consumer loans....................... $3,206,062  $3,021,227  $2,721,905  $2,389,994  $2,275,016
Real estate loans....................  2,546,850   2,512,619   2,415,621   2,260,815   2,141,900
Retail installment contracts.........  1,209,330   1,135,830   1,107,282     741,998     656,668
Other loans..........................    291,496     263,850      91,560      76,756      84,721
                                      ----------  ----------  ----------  ----------  ----------
     Total........................... $7,253,738  $6,933,526  $6,336,368  $5,469,563  $5,158,305
                                      ==========  ==========  ==========  ==========  ==========

     The following table presents the Registrant's outstanding finance receivables by country:

                                                            December 31,
                                      ---------------------------------------------------------
                                        1996        1995        1994        1993        1992
                                      ---------   ---------   ---------   ---------   ---------
                                                        (Thousands of dollars)
Australia............................ $1,053,187  $1,009,345  $ 611,087   $ 489,034   $ 455,771
Canada...............................  1,021,272     967,809     908,339     874,277     835,942
United Kingdom.......................    684,638     607,986     587,972     467,363     434,498
United States........................  4,146,057   4,115,141   4,140,094   3,638,889   3,432,094
Other Countries*.....................    348,584     233,245      88,876
                                      ----------  ----------  ----------  ----------  ----------
     Total........................... $7,253,738  $6,933,526  $6,336,368  $5,469,563  $5,158,305
                                      ==========  ==========  ==========  ==========  ==========

---------------

* Includes the operations of Hong Kong, New Zealand and Spain.

     At December 31, 1996, finance receivables in the United States represented 57% of the Registrant's total finance receivables outstanding. At such date, receivables outstanding in no state exceeded 8% of the United States' portfolio, except California in which outstanding receivables represented 17% of the United States' portfolio and 9% of the consolidated portfolio.

     Receivable growth in international operations is affected by fluctuations in foreign currency exchange rates. Increases (decreases) in receivable growth due to foreign currency translation for the five years ended December 31, 1996 were (in millions): $130.1 in 1996, $(1.1) in 1995, $47.5 in 1994, $(48.2) in
1993, and $(211.2) in 1992.

  Consumer Loans and Real Estate Loans

     The Registrant's consumer lending activities involve secured and unsecured installment loans to individuals. After repaying portions of their consumer loans, many customers take out new loans in amounts sufficient to pay off the balance of the existing loans and to supply additional needed money. Of the aggregate of 839,648 consumer and real estate loans written during the year ended December 31, 1996, approximately 48% included advances to refinance outstanding balances.

     The Registrant's real estate loans consist primarily of loans made to individuals which are secured by first or second mortgages on single family homes.

     A summary of the Registrant's consumer and real estate loan accounts written (excluding both refinanced balances and receivables acquired from other finance companies) and outstanding is as follows:

                                                        Year ended December 31,
                                       ---------------------------------------------------------
                                         1996        1995        1994        1993        1992
                                       ---------   ---------   ---------   ---------   ---------
                                                        (Thousands of dollars*)
New funds advanced
  Consumer loans
     Funds advanced..................  $1,868,293  $1,929,581  $1,736,634  $1,474,139  $1,241,420
     Average amount..................  $   2,304   $   2,272   $   2,014   $   1,836   $   1,705
  Real estate loans
     Funds advanced..................  $ 635,323   $ 709,624   $ 727,139   $ 642,082   $ 630,594
     Average amount..................  $  21,982   $  23,608   $  23,714   $  21,022   $  20,357

Receivables outstanding at end of
  period
  Consumer loans
     Net balance.....................  $3,206,062  $3,021,227  $2,721,905  $2,389,994  $2,275,016
     Average amount..................  $   2,909   $   2,888   $   2,725   $   2,407   $   2,214

  Real estate loans
     Net balance.....................  $2,546,850  $2,512,619  $2,415,621  $2,260,815  $2,141,900
     Average amount..................  $  29,615   $  27,311   $  27,450   $  25,120   $  23,318

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

     The following table summarizes retail installment contracts purchased (excluding contracts acquired from other finance companies) and outstanding:

                                                        Year ended December 31,
                                        --------------------------------------------------------
                                          1996        1995        1994        1993        1992
                                        ---------   ---------   ---------   ---------   --------
                                                        (Thousands of dollars*)
Retail installment contracts
  purchased...........................  $1,298,976  $1,310,373  $1,319,291  $1,041,981  $945,380
Retail installment contracts
  outstanding at end of period:
     Net balance......................  $1,209,330  $1,135,830  $1,107,282  $ 741,998   $656,668
     Average amount...................  $   1,017   $   1,067   $   1,042   $     859   $    808

------------

* Except average amount.

  Other Receivables

     At December 31, 1996, other receivables outstanding of $291.5 million consisted primarily of finance lease receivables generated by the Registrant's Australian, Canadian and Hong Kong operations. Such leases are generally written for periods not exceeding 4 years.

  Lending Policies

     In conducting lending activities, it is the policy of the Registrant to require a satisfactory credit history. Loans are made to individuals primarily on the basis of the borrower's income and are limited to amounts which the customer appears able to repay without hardship. Investigation of the creditworthiness of obligors is made either through credit agencies or by the Registrant's own agents. When security is taken in connection with a loan, the realizable value of the property on which liens are taken as security is in many cases less than the amount of the related receivable (except for real estate in which case the loan amount is limited to a maximum of 85% of the unencumbered appraised market value).

     Subject to governmental restrictions, the Registrant makes loans secured by consumer goods for varying periods, with original contractual terms generally not exceeding 4 years. Loans secured by real estate generally do not exceed 15 years. During 1996, the weighted average maturity of real estate loans written was approximately 10 years. The Registrant purchases retail installment contracts with original contractual terms generally not exceeding 3 years.

  Nonearning Assets

     Accrual of interest income is suspended for accounts which are contractually delinquent by more than three payments. Once an account is suspended, subsequent interest income is recognized when collected.

     Nonearning assets represent those finance receivables on which both the accrual of interest income has been suspended and for which no payment of principal or interest has been received for more than 30 days. Nonearning assets totaled approximately $140.7 million at December 31, 1996 and $115.0 million at December 31, 1995.

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

     Foreclosed real estate loans are transferred out of finance receivables into other assets at the lower of fair value (less estimated costs to sell) or the outstanding loan balance. The difference between the amount transferred and the outstanding loan balance is written off. Subsequent gains and losses on the disposition of real estate owned are reflected in other operating expenses. At December 31, 1996 and 1995, real estate owned was $48.0 million and $43.9 million, respectively.

     The allowance for losses at December 31, 1996 was $218.4 million or 3.01% of finance receivables then outstanding; such allowance at December 31, 1995 was $195.4 million or 2.82% of finance receivables outstanding. See Note 2 to the Consolidated Financial Statements of the Registrant for an analysis of the allowance for losses for the five years ended December 31, 1996. The following table shows gross and net write-offs, the percentages which these items bear to average finance receivables and the amount of the provision for losses charged to income (less recoveries):

                                       Gross write-offs      Recoveries       Net write-offs
                                    ----------------------      from      ----------------------
                                               Percentage    receivables             Percentage    Provision
                                               of average    previously              of average    for losses
                                                 finance      written                  finance        less
     Year ended December 31,         Amount    receivables      off        Amount    receivables   recoveries
----------------------------------  --------   -----------   ----------   --------   -----------   ----------
                                                             (Thousands of dollars)
          1996....................  $230,155        3.3%      $35,480    $194,675       2.8%       $203,410
          1995....................   176,804        2.6        32,914     143,890       2.1         149,143
          1994....................   141,886        2.5        28,452     113,434       2.0         136,101
          1993....................   138,104        2.7        26,611     111,493       2.1         120,694
          1992....................   136,795        2.7        26,797     109,998       2.2         118,251

     The following table presents for the five years ended December 31, 1996 loans on which one or more installments were more than 60 days delinquent on a contractual basis (expressed as a percentage of the related gross receivables outstanding):

                                      Real
                                     Estate       Other        Total
     Year ended December 31,         Loans       Loans*        Loans
----------------------------------  --------   -----------   ----------
          1996....................     1.89%       3.96%         3.25%
          1995....................     1.76%       3.50%         2.89%
          1994....................     1.29%       2.84%         2.28%
          1993....................     1.45%       3.12%         2.46%
          1992....................     1.37%       3.77%         2.80%

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

     The Registrant's average annual cost of borrowed funds for each fiscal year 1996 through 1992 was as follows: 1996 -- 6.88%; 1995 -- 7.32%; 1994 -- 6.63%;
1993 -- 6.97%; and 1992 -- 8.11%.

AVCO INSURANCE SERVICES GROUP

     The Registrant, through the Avco Insurance Services Group, is engaged in the credit life, credit disability and casualty insurance business in most states of the United States, all Canadian provinces, seven Australian jurisdictions and New Zealand. Where applicable laws permit, the Registrant makes available to customers credit life, credit disability and casualty insurance through the Avco Financial Services Group or independent companies. During 1996, approximately 74% of the Group's credit life and credit disability insurance business and approximately 18% of its casualty insurance business was derived from the Registrant's finance customers. The Group's remaining credit life, credit disability and casualty insurance business is written with customers on a direct basis or through independent agents.

     The Group's casualty business consists primarily of insurance covering collateral protection, involuntary unemployment, personal property and automobile physical damage.

     The following table summarizes the results of operations of the Avco Insurance Services Group by major line of business included in the consolidated financial statements of the Registrant:

                                                                  Year ended December 31,
                                               -------------------------------------------------------------
                                                 1996         1995         1994         1993         1992
                                               ---------    ---------    ---------    ---------    ---------
                                                                                      (Thousands of dollars)
Credit Life, Credit Disability and Other

  Premiums written..........................   $ 151,048    $ 145,243    $ 151,370    $ 135,218    $ 123,863
                                               =========    =========    =========    =========    =========
  Premiums earned...........................   $ 145,026    $ 139,105    $ 131,840    $ 127,458    $ 123,122
  Investment income.........................      38,258       35,594       20,239       19,793       19,366
  Losses and adjustment expenses, less
    recoveries..............................     (64,211)     (61,782)     (58,268)     (59,306)     (56,181)
  Expenses..................................     (61,218)     (58,535)     (55,019)     (54,826)     (51,923)
  Income taxes..............................     (19,007)     (18,043)     (11,567)     (10,514)     (10,840)
                                               ---------    ---------    ---------    ---------    ---------
  Income before cumulative effect of changes
    in accounting principles................      38,848       36,339       27,225       22,605       23,544
  Cumulative effect of changes in accounting
    principles..............................                                                          (1,788)
                                               ---------    ---------    ---------    ---------    ---------
  Net income................................   $  38,848    $  36,339    $  27,225    $  22,605    $  21,756
                                               =========    =========    =========    =========    =========
Casualty
  Premiums written..........................   $ 254,931    $ 240,723    $ 173,380    $ 158,645    $ 151,146
                                               =========    =========    =========    =========    =========
  Premiums earned...........................   $ 253,615    $ 210,654    $ 155,538    $ 150,954    $ 151,886
  Investment income.........................      25,942       19,447       24,085       23,532       23,168
  Losses and adjustment expenses, less
    recoveries..............................    (119,846)     (93,695)     (69,417)     (72,764)     (80,957)
  Expenses..................................    (120,633)    (107,870)     (82,848)     (82,894)     (75,369)
  Income taxes..............................     (13,041)      (9,275)      (8,966)      (5,004)      (4,762)
                                               ---------    ---------    ---------    ---------    ---------
  Income before cumulative effect of changes
    in accounting principles................      26,037       19,261       18,392       13,824       13,966
  Cumulative effect of changes in accounting
    principles..............................                                                          (1,788)
                                               ---------    ---------    ---------    ---------    ---------
  Net income................................   $  26,037    $  19,261    $  18,392    $  13,824    $  12,178
                                               =========    =========    =========    =========    =========
Total Operations
  Premiums written..........................   $ 405,979    $ 385,966    $ 324,750    $ 293,863    $ 275,009
                                               =========    =========    =========    =========    =========
  Premiums earned...........................   $ 398,641    $ 349,759    $ 287,378    $ 278,412    $ 275,008
  Investment income(1)......................      64,200       55,041       44,324       43,325       42,534
  Losses and adjustment expenses, less
    recoveries..............................    (184,057)    (155,477)    (127,685)    (132,070)    (137,138)
  Expenses..................................    (181,851)    (166,405)    (137,867)    (137,720)    (127,292)
  Income taxes..............................     (32,048)     (27,318)     (20,533)     (15,518)     (15,602)
                                               ---------    ---------    ---------    ---------    ---------
  Income before cumulative effect of changes
    in accounting principles................      64,885       55,600       45,617       36,429       37,510
  Cumulative effect of changes in accounting
    principles..............................                                                          (3,576)
                                               ---------    ---------    ---------    ---------    ---------
  Net income................................   $  64,885    $  55,600    $  45,617    $  36,429    $  33,934
                                               =========    =========    =========    =========    =========

------------

(1) Investment income includes capital gains of $11.2 million, $3.2 million, $2.8 million, $4.3 million and $3.1 million for the years 1996 through 1992, respectively.

     Included in the assets of the Avco Insurance Services Group at December 31, 1996 were investments in securities carried at $798.2 million for which the aggregate cost was $784.4 million. At December 31, 1996, the Avco Insurance Services Group carried a valuation adjustment for its investments totaling $9.0 million.

This valuation adjustment represents the excess of aggregate estimated fair value over aggregate cost of its securities (net of applicable taxes).

     The composition of invested assets of the Avco Insurance Services Group at December 31, 1996 and 1995 and the returns on such investments for the years then ended were as follows:

                                                          1996                     1995
                                                  --------------------     --------------------
                                                   Amount      Percent      Amount      Percent
                                                  --------     -------     --------     -------
                                                             (Thousands of dollars)
    Composition of Invested Assets
      Equities, at market
         Preferred..............................  $  7,102         .9%     $  6,831         .9%
         Common.................................    17,842        2.1        16,772        2.2
      Bonds available for sale, at estimated
         fair value(1)..........................   682,116       84.0       654,961       84.2
      Commercial paper, at estimated fair value
         (approximates cost)....................    89,180       11.0        79,233       10.2
      First mortgages on real estate, at cost...     1,975         .2         2,052         .3
                                                  --------                 --------
         Investments............................   798,215                  759,849
      Other invested assets.....................     3,507         .5         5,706         .7
      Cash......................................    10,761        1.3        11,912        1.5
                                                  --------      -----      --------      -----
              Total.............................  $812,483      100.0%     $777,467      100.0%
                                                  ========      =====      ========      =====
    Return on Invested Assets
      Investment income (before taxes)(2).......  $ 64,200                 $ 55,041
      Mean invested assets......................  $765,653                 $707,226
      Return on mean invested assets, before
         taxes..................................       8.4%                     7.8%
      Return on mean invested assets, after
         taxes..................................       5.7%                     5.1%

------------
(1) Substantially all of the Registrant's bond portfolio is in investment grade securities.

(2) Includes capital gains and losses set forth in note (1) to the immediately preceding table.

OPERATIONS BY GEOGRAPHIC AREA

     The Registrant's foreign operations are conducted primarily in Australia, Canada and the United Kingdom. At December 31, 1996, the Registrant operated 146 finance offices in Australia, 214 in Canada and 97 in the United Kingdom. In these countries, the Registrant engages primarily in consumer finance and related insurance activities similar to those conducted in the United States. At December 31, 1996, the percentage of finance receivables of the Australian, Canadian and United Kingdom finance operations in relation to the Registrant's total finance receivables was 15%, 14% and 9%, respectively. Operations in these countries are subject to regulation and competition comparable to that existing in the United States. See "Regulation" and "Competition". The Registrant commenced operations in Hong Kong, New Zealand and Spain in 1994, 1990 and 1992, respectively. Such operations are not individually material to the Registrant's consolidated financial position or results of operations. For a summary of revenues, income before income taxes and identifiable assets by geographic area, see Note 7 to the Consolidated Financial Statements of the Registrant.

REGULATION

     The Registrant's loan business is regulated by laws which are in force in certain jurisdictions in which the Registrant operates and which, among other things, in many states limit maximum charges for loans, the maximum amount and terms thereof. In jurisdictions within Australia, the United Kingdom and the United States, laws also require that each office conducting a consumer loan business be separately licensed. Such licenses have limited terms, but are renewable, and are subject to revocation for cause. Laws under which the Registrant operates also require disclosure to customers of the annual simple interest rate and other basic terms of most credit transactions and give customers a limited right to cancel certain loans and retail installment contracts without penalty.

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

ITEM 2.  PROPERTIES

     Almost all of the offices of the Registrant are occupied under leases. Reference is made to Note 9 to the Consolidated Financial Statements of the Registrant for information concerning the Registrant's lease obligations. The Registrant does not own any substantial amount of physical property other than properties acquired by enforcing security interests and office furniture and fixtures. Of the 1,235 loan offices which the Registrant operated at December 31, 1996, 753 were located in the United States, the Virgin Islands and the Commonwealth of Puerto Rico, 214 in Canada, 146 in Australia and 97 in the United Kingdom.

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

     Dividends of $94.9 million and $90.1 million were declared and paid in 1996 and 1995, respectively. See Note 8 to the Consolidated Financial Statements of the Registrant regarding restrictions as to dividend availability.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial information has been derived from the Consolidated Financial Statements for the five years ended December 31, 1996 and is reported upon in the "Report of Independent Auditors" included on page 12. The information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Consolidated Financial Statements and accompanying notes, included elsewhere in this report.

                                                          Year ended December 31,
                                       --------------------------------------------------------------
                                          1996         1995         1994         1993         1992
                                       ----------   ----------   ----------   ----------   ----------
                                                           (Thousands of dollars)
REVENUES AND INCOME
Revenues
  Financial Services and Related
     Insurance.......................  $1,499,488   $1,444,893   $1,214,918   $1,145,756   $1,160,637
  Nonrelated Insurance...............     260,582      219,094      173,316      178,308      180,197
                                       ----------   ----------   ----------   ----------   ----------
          Total Revenues.............  $1,760,070   $1,663,987   $1,388,234   $1,324,064   $1,340,834
                                       ==========   ==========   ==========   ==========   ==========
Income Before Income Taxes
  Financial Services and Related
     Insurance.......................  $  278,825   $  271,299   $  242,314   $  217,789   $  193,782
  Nonrelated Insurance...............      19,734       16,160       16,796        7,995       10,131
                                       ----------   ----------   ----------   ----------   ----------
          Total income before income
            taxes....................     298,559      287,459      259,110      225,784      203,913
Income taxes.........................     111,552      108,056       96,781       83,755       75,887
                                       ----------   ----------   ----------   ----------   ----------
Income before cumulative effect of
  changes in accounting principles...     187,007      179,403      162,329      142,029      128,026
Cumulative effect of changes in
  accounting principles(1)...........                                                         (24,328)
                                       ----------   ----------   ----------   ----------   ----------
Net Income...........................  $  187,007   $  179,403   $  162,329   $  142,029   $  103,698
                                       ==========   ==========   ==========   ==========   ==========
Ratio of Income to Fixed
  Charges(2).........................     1.7          1.6          1.7          1.7          1.5
                                       ==========   ==========   ==========   ==========   ==========
FINANCIAL CONDITION
Receivables Outstanding..............  $7,253,738   $6,933,526   $6,336,368   $5,469,563   $5,158,305
Investments..........................     927,571      852,450      704,244      655,690      586,339
Consolidated Assets..................   8,195,059    7,790,948    7,038,291    6,122,960    5,785,967
Debt (excludes savings deposits)
  Commercial paper and banks.........   2,766,994    2,413,601    2,430,291    1,959,063    1,580,021
     Notes...........................   3,630,889    3,746,652    3,168,178    2,851,399    2,987,467
Stockholder's Equity.................   1,152,686    1,028,230      893,744      827,511      753,071

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

(2) See Note 1 to the Consolidated Financial Statements of the Registrant for computation of "Ratio of Income to Fixed Charges".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     1996 vs. 1995 -- Revenues increased $96 million (6%) and income before income taxes increased $11.1 million (4%), reflecting improved results in both the Financial Services and Related Insurance segment and the Nonrelated Insurance segment of the Registrant's operations.

  Financial Services and Related Insurance

     REVENUES of this segment increased $55 million (4%) due primarily to: (i) an increase in finance receivable yields (18.52% in 1996 vs. 18.20% in 1995), which had the effect of increasing revenues by approximately $25 million; (ii) an increase in premiums earned associated with an increase in premiums written; and (iii) an increase in investment and other income, attributable to an increase in capital gains resulting from a higher volume of sales in the bond investment portfolio and a gain on the sale of certain finance receivables.

     INCOME BEFORE INCOME TAXES of this segment increased $7.5 million (3%) due primarily to: (i) the increase in revenues and (ii) a decrease in the cost of borrowed funds (6.88% in 1996 vs. 7.32% in 1995). These factors were partially offset by an increase in the provision for credit losses attributable to an increase in the ratio of net credit losses to average finance receivables (2.82% in 1996 vs. 2.10% in 1995) and the strengthening of the allowance for credit losses (3.01% of finance receivables outstanding at December 31, 1996 vs. 2.82% at December 31, 1995).

     The general proliferation of credit cards and the resulting increase in the level of consumer debt in the United States and Canada have continued to burden the consumer finance customer, resulting in higher delinquencies and charge-offs, and such proliferation has provided the consumer an alternative source of funds, thereby reducing the Registrant's receivable growth.

  Nonrelated Insurance

     REVENUES of this segment increased $41 million (19%) due primarily to an increase in premiums earned associated with an increase in premiums written (resulting from growth in existing accounts as well as the addition of new accounts in the second half of 1995).

     INCOME BEFORE INCOME TAXES of this segment increased $3.6 million (22%) due primarily to: (i) an increase in investment income attributable to a higher level of investments outstanding and higher capital gains and (ii) a decrease in underwriting expenses in relation to earned premiums. These favorable factors were partially offset by higher losses in all lines of business.

  1995 vs. 1994

     REVENUES for the year ended December 31, 1995 were $1.664 billion compared to $1.388 billion for the year ended December 31, 1994, an increase of $276 million (19.9%). The increase resulted primarily from an increase in the level of receivables outstanding, earned premium, and investment income, partially offset by a slight decrease in yields on finance receivables.

     INCOME BEFORE INCOME TAXES for the year ended December 31, 1995 was $287.5 million compared to $259.1 million for the year ended December 31, 1994, an increase of $28.4 million (11%). This increase resulted primarily from: (i) an increase in the level of receivables outstanding as average finance receivables were $6.867 billion for 1995 compared to $5.696 billion for 1994; (ii) a 21.7% increase in earned premiums; (iii) a decrease in the ratio of operating expenses to revenues in both the finance and insurance operations (32.3% in 1995 as compared to 33.7% in 1994); and (iv) a 25% increase in investment income due primarily to higher yields and a higher level of invested assets. This increase in income was partially offset by: (i) an increase in the cost of borrowed funds to 7.32% for 1995 from 6.63% for 1994; (ii) an increase in the ratio of net credit losses to average finance receivables to 2.10% in 1995 from 1.99% in 1994; and (iii) lower receivable yields due primarily to an increase in the level of retail installment contracts outstanding. Interest income as a percent of average finance receivables was 18.20% for 1995 compared to 18.39% for 1994.

     Since the latter part of 1995 there has been an increase in delinquencies and net credit losses due to economic slowdowns in the countries in which the Registrant operates and the consumer debt load continued to increase faster than the consumers' ability to pay.

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

     At December 31, 1996, the Registrant had interest rate exchange agreements which had the effect of fixing the rate of interest at approximately 7.9% on $1.143 billion of variable rate borrowing. The agreements, which expire through 2000, had a weighted average remaining term of less than 2 years. By utilizing medium-and long-term fixed rate financing, as well as interest rate exchange agreements, the Registrant had a ratio of fixed rate debt to total debt of 56% at December 31, 1996.

     During the three years ended December 31, 1996, short-term rates were lower than long-term rates. As a result, the amount the Registrant paid on swaps exceeded the amount it received. The spread between the variable rate the Registrant received and the fixed rate the Registrant paid increased the reported interest expense by $16.8 million in 1996, $10.9 million in 1995 and $17.2 million in 1994. Such spread had the effect of increasing the Registrant's cost of borrowing by .27% in 1996, .18% in 1995 and .34% in 1994. See Note 5 to the Consolidated Financial Statements of the Registrant for additional information regarding interest rate exchange agreements.

     For liquidity purposes, the Registrant has a policy of maintaining sufficient unused bank lines of credit to support its outstanding commercial paper. The commercial paper coverage ratio at December 31, 1996, was 109.5%. For further information regarding commercial paper and bank lines of credit, see
Note 5 to the Consolidated Financial Statements of the Registrant.

     At December 31, 1996, $2.55 billion (35.1%) of the Registrant's finance receivables were represented by residential real estate loans, secured primarily by first and second mortgages on single family homes, which averaged $30 thousand in outstanding principal balance per loan. Such loans are geographically dispersed among many customers, and the loan amounts are limited to a maximum of 85% of the unencumbered appraised market value at the date of the loans, although most loans are made at significantly lower loan to value ratios. The Registrant believes that substantially all such loans remain fully secured.

     Foreclosed real estate loans are transferred out of finance receivables into other assets at the lower of fair value (less estimated costs to sell) or the outstanding loan balance. The carrying value of real estate owned is periodically reevaluated and, where appropriate, adjustments are made to reflect subsequent decreases in fair value. At December 31, 1996, real estate classified in other assets aggregated $48.0 million.

     At December 31, 1996, the Registrant had an investment portfolio of $927.6 million, primarily represented by high quality, investment grade debt securities. Such portfolio included $179.5 million ($179.7 million market value) of mortgage-backed securities, including $53.8 million guaranteed by the U.S. Government or agencies thereof.

     The amount of net assets of the Registrant available for cash dividends and other payments to its parent, Textron Inc., is restricted by the terms of lending agreements and insurance statutory requirements. The Registrant paid dividends of $94.9 million, $90.1 million and $81.0 million to Textron Inc. in 1996, 1995 and 1994, respectively. See Note 8 to the Consolidated Financial Statements of the Registrant for restrictions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Avco Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of Avco Financial Services, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of income, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the accompanying index to financial statements at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avco Financial Services, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1994, 1993 and 1992, and the related consolidated statements of income, cash flows, and changes in stockholder's equity for the years ended December 31, 1993 and 1992 (none of which are presented separately herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ended December 31, 1996, appearing on page 8, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

                                                               ERNST & YOUNG LLP

Orange County, California
January 23, 1997

                         AVCO FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                            December 31,
                                                                      -------------------------
                                                                         1996           1995
                                                                      ----------     ----------
                                                                       (Thousands of dollars)
                                            ASSETS
Finance receivables -- net..........................................  $6,762,507     $6,476,614
Investments.........................................................     927,571        852,450
Property and equipment..............................................      80,646         72,159
Insurance policy acquisition costs..................................      60,480         54,716
Goodwill............................................................      27,086         21,388
Cash................................................................      15,562         25,454
Other...............................................................     321,207        288,167
                                                                      ----------     ----------
          TOTAL ASSETS..............................................  $8,195,059     $7,790,948
                                                                      ==========     ==========

                             LIABILITIES AND STOCKHOLDER'S EQUITY
Debt................................................................  $6,403,348     $6,165,437
Accounts payable and accrued liabilities............................     303,713        285,909
Insurance reserves and claims.......................................
  Unearned insurance premiums.......................................     215,768        196,591
  Losses and adjustment expenses....................................      66,758         61,557
Income taxes........................................................      52,786         53,224
                                                                      ----------     ----------
          Total liabilities.........................................   7,042,373      6,762,718
                                                                      ----------     ----------
Stockholder's equity
  Common stock ($1 par value, 500,000 shares authorized;
     500,000 shares outstanding)....................................         500            500
  Additional paid-in capital........................................     137,588        137,588
  Retained earnings.................................................   1,041,543        949,436
  Securities valuation adjustment...................................      65,061         56,309
  Currency translation adjustment...................................     (92,006)      (115,603)
                                                                      ----------     ----------
          Total stockholder's equity................................   1,152,686      1,028,230
                                                                      ----------     ----------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY................  $8,195,059     $7,790,948
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

                         AVCO FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                  Year ended December 31,
                                                           --------------------------------------
                                                              1996          1995          1994
                                                           ----------    ----------    ----------
                                                                   (Thousands of dollars)
REVENUES
  Interest, discount and service charges.................. $1,276,687    $1,249,438    $1,047,783
  Credit life, credit disability and casualty insurance
     premiums.............................................    398,641       349,759       287,378
  Investment and other income (including net realized
     investment gains)....................................     84,742        64,790        53,073
                                                           ----------    ----------    ----------
          Total revenues..................................  1,760,070     1,663,987     1,388,234

EXPENSES
  Interest and debt expense
     Interest on notes....................................    240,687       261,223       212,422
     Amortization of debt expense.........................      4,731         4,740         3,555
     Interest on commercial paper, bank loans and other
       indebtedness.......................................    180,842       189,416       119,717
                                                           ----------    ----------    ----------
          Total...........................................    426,260       455,379       335,694
  Salaries, wages, and other employee benefits............    307,224       293,273       263,670
  Provision for losses on collection of finance
     receivables..........................................    203,410       149,143       136,101
  Credit life, credit disability and casualty insurance
     losses and adjustment expenses, less recoveries......    184,057       155,477       127,685
  Amortization of insurance policy acquisition costs......     90,808        79,168        61,531
  Other operating expenses................................    249,752       244,088       204,443
                                                           ----------    ----------    ----------
          Total expenses..................................  1,461,511     1,376,528     1,129,124
                                                           ----------    ----------    ----------
Income before income taxes                                    298,559       287,459       259,110
Income taxes..............................................    111,552       108,056        96,781
                                                           ----------    ----------    ----------
NET INCOME................................................ $  187,007    $  179,403    $  162,329
                                                           ==========    ==========    ==========
Ratio of income to fixed charges..........................    1.7           1.6           1.7
                                                              ===           ===           ===

          See accompanying notes to consolidated financial statements.

                         AVCO FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Year ended December 31,
                                                          ---------------------------------------
                                                             1996          1995          1994
                                                          -----------   -----------   -----------
                                                                  (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income............................................  $   187,007   $   179,403   $   162,329
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for losses on collection of finance
       receivables......................................      203,410       149,143       136,101
     Depreciation.......................................       19,301        19,249        16,329
     Gain on sales of investments.......................      (11,218)       (3,167)       (2,845)
     Increase in insurance policy acquisition costs.....       (5,872)      (11,720)       (8,844)
     Increase in unearned insurance premiums and
       reserves for insurance losses and adjustment
       expenses.........................................       27,125        68,365        34,702
     Increase in accounts payable and accrued
       liabilities......................................       13,822         4,881        34,984
     Increase (decrease) in income taxes................       (2,012)      (14,540)        2,624
     Other - net........................................      (17,173)      (20,370)         (654)
                                                          -----------   -----------   -----------
          Net cash provided by operating activities.....      414,390       371,244       374,726
                                                          -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased...........   (4,610,664)   (4,272,148)   (4,143,681)
  Finance receivables repaid or sold....................    4,222,535     3,957,343     3,210,085
  Purchases of investments available for sale...........     (288,544)     (179,210)     (187,444)
  Proceeds from sales of investments available for
     sale...............................................      198,562        65,513        55,384
  Proceeds from maturities and calls of investments
     available for sale.................................       49,669        54,935        56,306
  Capital expenditures..................................      (31,249)      (22,108)      (19,897)
  Cash used in acquisition of assets of HFC of
     Australia, Ltd., net of cash acquired..............                    (39,808)
                                                          -----------   -----------   -----------
          Net cash used by investing activities.........     (459,691)     (435,483)   (1,029,247)
                                                          -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in short-term debt................      282,940      (307,542)      446,121
  Proceeds from issuance of notes.......................      839,294     1,376,393     1,029,764
  Principal payments on notes...........................     (992,045)     (911,255)     (726,158)
  Increase (decrease) in savings deposits...............          120           380          (247)
  Dividends paid........................................      (94,900)      (90,100)      (81,000)
                                                          -----------   -----------   -----------
          Net cash provided by financing activities.....       35,409        67,876       668,480
                                                          -----------   -----------   -----------
Net increase (decrease) in cash.........................       (9,892)        3,637        13,959
Cash at beginning of year...............................       25,454        21,817         7,858
                                                          -----------   -----------   -----------
Cash at end of year.....................................  $    15,562   $    25,454   $    21,817
                                                          ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest..............................................  $   433,607   $   461,587   $   329,753
  Income taxes..........................................  $   111,193   $   122,310   $   100,711

          See accompanying notes to consolidated financial statements.

                         AVCO FINANCIAL SERVICES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                            Additional                   Securities      Currency
                                   Common    paid-in       Retained      valuation      translation
                                   stock     capital       earnings      adjustment     adjustment      Total
                                   ------   ----------    ----------   --------------   ----------    ----------
                                                              (Thousands of dollars)
Balance at December 31, 1993......  $500      $137,588    $  778,804      $ 31,980      $ (121,361)   $  827,511
  Net income......................                           162,329                                     162,329
  Cash dividends declared
     ($162.00 per common share)...                           (81,000)                                    (81,000)
  Change in valuation
     adjustment...................                                         (23,702)                      (23,702)
  Change in translation
     adjustment...................                                                           8,606         8,606
                                    ----      --------    ----------      --------      ----------    ----------
Balance at December 31, 1994......   500       137,588       860,133         8,278        (112,755)      893,744
  Net income......................                           179,403                                     179,403
  Cash dividends declared
     ($180.20 per common share)...                           (90,100)                                    (90,100)
  Change in valuation
     adjustment...................                                          48,031                        48,031
  Change in translation
     adjustment...................                                                          (2,848)       (2,848)
                                    ----      --------    ----------      --------      ----------    ----------
Balance at December 31, 1995......   500       137,588       949,436        56,309        (115,603)    1,028,230
Net income........................                           187,007                                     187,007
  Cash dividends declared ($189.80
     per common share)............                           (94,900)                                    (94,900)
  Change in valuation
     adjustment...................                                           8,752                         8,752
  Change in translation
     adjustment...................                                                          23,597        23,597
                                    ----      --------    ----------      --------      ----------    ----------
Balance at December 31, 1996......  $500      $137,588    $1,041,543      $ 65,061      $  (92,006)   $1,152,686
                                    ====      ========    ==========      ========      ==========    ==========

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

  Deferred Policy Acquisition Costs

     Costs, which vary with, and are primarily related to, the production of new business, have been deferred to the extent such costs are deemed recoverable from future profits. Such costs primarily include commissions and premium taxes. These costs are amortized in proportion to premiums over the estimated lives of the

                         AVCO FINANCIAL SERVICES, INC.

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

policies. Anticipated investment income is considered in determining if a premium deficiency relating to short-term contracts exists.

  Insurance Reserves and Claims

     Insurance reserves and claims represent the estimated ultimate cost of settling claims incurred as of the balance sheet date. The reserves for casualty losses are based upon estimates for losses and loss adjustment expenses reported prior to the close of the accounting period and estimates of incurred but not reported losses and adjustment expenses based upon past experience and adjusted for current conditions, net of reinsurance recoverable and salvage and subrogation. The reserves for credit life and credit disability losses represent estimates of those claims due and unpaid, in the course of settlement, and incurred but not reported, computed using historical liquidation patterns adjusted for changes in portfolio composition, net of reinsurance recoverable. Due to the short-term nature of AFS' loss development and the effect of reinsurance agreements, casualty insurance losses and adjustment expenses in 1996, 1995 and 1994 relating to insured events occurring prior to each of those years, is immaterial.

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

INTEREST RATE EXCHANGE AGREEMENTS

     As part of its interest rate management strategies, AFS is a party to various interest rate exchange agreements. While AFS is exposed to credit loss for the periodic settlement of amounts due under such agreements in the event of nonperformance by the counterparties, AFS does not anticipate nonperformance by any of those parties. The risk of loss in the event of nonperformance by the counterparties was not material at December 31, 1996.

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

FOREIGN OPERATIONS

     AFS' foreign entities' financial statements are measured in their functional currency. Balance sheet accounts at December 31, 1996 and 1995 have been translated at the closing rates on those dates. Income and expense accounts have been translated at the average rates prevailing during the respective periods. Adjustments resulting from the translation of the financial statements of AFS' foreign operations are excluded from the determination of its consolidated income and are accumulated as a separate component of consolidated stockholder's equity until the entity is sold or substantially liquidated. Foreign exchange gains and losses included in consolidated income (which relate principally to transactions denominated in foreign currencies) in 1996, 1995 and 1994 were not material.

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

                         AVCO FINANCIAL SERVICES, INC.

NOTE 2:  FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

     Contractual maturities of finance receivables outstanding at December 31, 1996 and total finance receivables outstanding at that date and at December 31, 1995 were as follows:

                                   Contractual maturities             Less      Receivables outstanding
                            ------------------------------------    finance     -----------------------
                               1997         1998      1999-2011     charges        1996         1995
                            ----------   ----------   ----------   ----------   ----------   ----------
                                                      (Thousands of dollars)
Consumer loans............  $1,879,966   $1,273,746   $1,296,638   $1,244,288   $3,206,062   $3,021,227
Real estate loans.........     682,549      471,648    3,728,497    2,335,844    2,546,850    2,512,619
Retail installment
  contracts...............     881,130      373,352      384,780      429,932    1,209,330    1,135,830
Other loans...............     146,126       74,970      116,124       45,724      291,496      263,850
                            ----------   ----------   ----------   ----------   ----------   ----------
                            $3,589,771   $2,193,716   $5,526,039   $4,055,788    7,253,738    6,933,526
                            ==========   ==========   ==========   ==========
Less allowance for credit losses.............................................     (218,416)    (195,413)
Less finance-related insurance reserves and claims...........................     (272,815)    (261,499)
                                                                                ----------   ----------
Finance receivables -- net...................................................   $6,762,507   $6,476,614
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

     Accounts are often repaid or refinanced prior to contractual maturity. Accordingly, the foregoing tabulation should not be regarded as a forecast of future cash collections. During 1996 and 1995, cash collections of receivables (excluding finance charges) were $4.2 billion and $3.9 billion, respectively. The ratio of cash collections to average finance receivables was approximately 61% and 57%, respectively.

     Nonearning assets represent those finance receivables on which both the accrual of interest income has been suspended and for which no payment of principal or interest has been received for more than 30 days. Nonearning assets totaled approximately $140.7 million at December 31, 1996 and $115.0 million at December 31, 1995.

     AFS has commitments to extend additional credit to customers under revolving secured and unsecured loan agreements. Interest rates charged are variable. The agreements provide for suspension or termination of the credit line for default and other factors adverse to the interests of AFS. At December 31, 1996, committed lines totaled approximately $1.022 billion of which approximately $430 million remained unused.

                         AVCO FINANCIAL SERVICES, INC.

NOTE 2:  FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

     Changes in the allowance for credit losses were as follows:

                                                        Year ended December 31,
                                     -------------------------------------------------------------
                                       1996         1995         1994        1993(a)      1992(a)
                                     ---------    ---------    ---------    ---------    ---------
                                                        (Thousands of dollars)
Balance of the allowance for credit
  losses at beginning of year......  $ 195,413    $ 180,573    $ 155,015    $ 147,088    $ 135,330
Add -- charged to income:
     Real estate...................     20,430       19,457       21,106       25,487       17,616
     Other.........................    182,980      129,686      114,995       95,207      100,635
                                     ---------    ---------    ---------    ---------    ---------
     Total.........................    203,410      149,143      136,101      120,694      118,251
Deduct -- balances charged off:
  Gross charge offs:
     Real estate...................    (22,483)     (21,939)     (20,845)     (25,125)     (15,394)
     Other.........................   (207,672)    (154,865)    (121,041)    (112,979)    (121,401)
                                     ---------    ---------    ---------    ---------    ---------
     Total.........................   (230,155)    (176,804)    (141,886)    (138,104)    (136,795)
  Recoveries:
     Real estate...................      1,906        1,786        1,591        1,588        1,117
     Other.........................     33,574       31,128       26,861       25,023       25,680
                                     ---------    ---------    ---------    ---------    ---------
     Total.........................     35,480       32,914       28,452       26,611       26,797
                                     ---------    ---------    ---------    ---------    ---------
  Net charge offs..................   (194,675)    (143,890)    (113,434)    (111,493)    (109,998)
Other..............................     14,268        9,587        2,891       (1,274)       3,505
                                     ---------    ---------    ---------    ---------    ---------
Balance of the allowance for credit
  losses at end of year............  $ 218,416    $ 195,413    $ 180,573    $ 155,015    $ 147,088
                                     =========    =========    =========    =========    =========

Balance of the allowance for credit
  losses at the end of each year
  applicable to:
  Real estate......................  $  35,028    $  34,291    $  34,017    $  32,048    $  30,316
  Other............................    183,388      161,122      146,556      122,967      116,772
                                     ---------    ---------    ---------    ---------    ---------
  Total............................  $ 218,416    $ 195,413    $ 180,573    $ 155,015    $ 147,088
                                     =========    =========    =========    =========    =========

------------

(a) The above data for the two years ended 1993 is not reported upon herein by independent auditors.

                         AVCO FINANCIAL SERVICES, INC.

NOTE 3:  INVESTMENTS

                                                                           1996         1995
                                                                         --------     --------
                                                                             (Thousands of
                                                                               dollars)
Debt securities:
  Commercial paper, at estimated fair value (approximates cost)........  $ 89,180     $ 79,233
  Bonds available for sale at estimated fair value
     (cost: $686,140,000 in 1996 and $637,497,000 in 1995).............   697,844      666,184
                                                                         --------     --------
     Total.............................................................   787,024      745,417
                                                                         --------     --------
Marketable equity securities, at market:

  Preferred stocks (cost: $6,484,000 in 1996 and $6,513,000 in 1995)...     7,102        6,831
  Common stocks, industrial, miscellaneous and all other
     (cost: $41,332,000 in 1996 and $39,771,000 in 1995)...............   131,470       98,150
                                                                         --------     --------
     Total.............................................................   138,572      104,981
                                                                         --------     --------

First mortgages on real estate, at cost................................     1,975        2,052
                                                                         --------     --------
          Total........................................................  $927,571     $852,450
                                                                         ========     ========

     The amortized cost and estimated fair value of debt securities and marketable equity securities at December 31, 1996 and 1995 were as follows:

                                                                       December 31, 1996
                                                        -----------------------------------------------
                                                                      Gross        Gross      Estimated
                                                        Amortized   unrealized   unrealized     fair
                                                          cost        gains        losses       value
                                                        ---------   ----------   ----------   ---------
                                                                    (Thousands of dollars)
U.S. Treasury securities and obligations of other U.S.
  Government agencies and authorities.................   $ 56,007     $  1,547     $  161      $ 57,393
Obligations of states, municipalities and political
  subdivisions........................................     74,849        4,038        697        78,190
Obligations of foreign governments and agencies.......     96,336        4,573         90       100,819
Public utility securities.............................     53,289          730        434        53,585
Mortgage-backed securities............................    179,484          829        583       179,730
Corporate securities..................................    315,355        4,106      2,154       317,307
Marketable equity securities..........................     47,816       90,777         21       138,572
                                                         --------     --------     ------      --------
     Debt and marketable equity securities available
       for sale.......................................   $823,136     $106,600     $4,140      $925,596
                                                         ========     ========     ======      ========

                                                                        December 31, 1995
                                                         -----------------------------------------------
                                                                       Gross        Gross      Estimated
                                                         Amortized   unrealized   unrealized     fair
                                                           cost        gains        losses       value
                                                         ---------   ----------   ----------   ---------
                                                                     (Thousands of dollars)
U.S. Treasury securities and obligations of other U.S.
  Government agencies and authorities..................   $ 64,460     $ 3,878      $   38      $ 68,300
Obligations of states, municipalities and political
  subdivisions.........................................     93,223       4,833         726        97,330
Obligations of foreign governments and agencies........     78,866       4,502          58        83,310
Public utility securities..............................     61,230       1,961         105        63,086
Mortgage-backed securities.............................     39,554         784         176        40,162
Corporate securities...................................    379,397      15,468       1,636       393,229
Marketable equity securities...........................     46,284      58,788          91       104,981
                                                          --------    --------      ------      --------
     Debt and marketable equity securities available
       for sale........................................   $763,014     $90,214      $2,830      $850,398
                                                          ========    ========      ======      ========

                         AVCO FINANCIAL SERVICES, INC.

NOTE 3:  INVESTMENTS (CONTINUED)

     The amortized cost and estimated fair value of debt securities at December 31, 1996, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                               Estimated
                                                                 Amortized       fair
                                                                   cost          value
                                                                 ---------     ---------
                                                                 (Thousands of dollars)
        Due in 1997............................................  $ 145,897     $ 146,454
        Due 1998 to 2001.......................................    260,573       265,912
        Due 2002 to 2006.......................................    133,282       137,103
        Due after 2006.........................................     56,084        57,825
        Mortgage-backed securities.............................    179,484       179,730
                                                                 ---------     ---------
                                                                 $ 775,320     $ 787,024
                                                                 =========     =========

     Gross realized gains and (losses) on sales of securities were (in millions), $9.8 and ($.4) in 1996, $6.7 and ($3.5) in 1995, and $4.5 and ($1.7)
in 1994.

NOTE 4:  INCOME TAXES

     AFS' provision for income tax is based upon including all eligible U.S. subsidiaries in the consolidated U.S. federal income tax return filed by its parent, Textron Inc. Such provision does not differ materially from the amount which AFS would have provided if it and its eligible subsidiaries were filing their own consolidated federal income tax return. The provision for income tax also includes amounts for AFS' foreign subsidiaries which file their own separate income tax returns. AFS recognizes deferred income taxes for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when amounts are likely to be realized or settled.

     For years beginning after December 31, 1995, the Puerto Rican government decreased its corporate tax rate from 42% to 39%. In accordance with FAS 109, the change in the tax rate resulted in a revaluation of AFS' net deferred tax assets that were in existence at the beginning of 1996. The effect of this revaluation was not material.

     Deferred income taxes have not been provided for the undistributed earnings of foreign subsidiaries which aggregated approximately $405 million at the end of 1996. Management intends to reinvest those earnings for an indefinite period, except for distributions upon which incremental taxes would not be material. If such earnings were distributed, taxes (net of foreign tax credits) would have increased by approximately $28 million, principally due to foreign withholding taxes.

     At December 31, 1996, consolidated stockholder's equity included $17 million of U.S. life insurance subsidiary policyholders' surplus on which no income taxes have been provided. The amount of taxes which would become due if the surplus were distributed is approximately $6 million. Under present circumstances, it is not anticipated that any of these earnings will become taxable.

                         AVCO FINANCIAL SERVICES, INC.

NOTE 4:  INCOME TAXES (CONTINUED)

     Income taxes (benefit) are summarized as follows:

                                                           1996         1995         1994
                                                         --------     --------     --------
                                                               (Thousands of dollars)
    Current
      Federal..........................................  $ 49,950     $ 56,628     $ 53,299
      State............................................     6,038        8,227        8,005
      Foreign..........................................    59,734       42,073       41,732
                                                         --------     --------     --------
                                                          115,722      106,928      103,036
    Deferred
      Federal..........................................    (4,792)      (2,826)      (3,650)
      State............................................      (276)        (938)        (503)
      Foreign..........................................       898        4,892       (2,102)
                                                         --------     --------     --------
                                                           (4,170)       1,128       (6,255)
                                                         --------     --------     --------
              Total income tax provision...............  $111,552     $108,056     $ 96,781
                                                         ========     ========     ========

     The following reconciles the federal statutory income tax rate to the effective income tax rate applicable to pretax income, as reflected in the consolidated statement of income:

                                                                     1996     1995     1994
                                                                     ----     ----     ----
    U.S. federal statutory tax rate................................  35.0%    35.0%    35.0%
    Increases (decreases) in taxes resulting from:
      Residual tax on foreign dividends............................    .8       .1       .6
      Higher tax on foreign income.................................   1.0      1.2       .7
      State income taxes...........................................   1.3      1.6      1.9
      Nontaxable investment income.................................  (0.9)    (1.0)     (.8)
      Other, net...................................................    .2       .7
                                                                     ----     ----     ----
    Effective income tax rate......................................  37.4%    37.6%    37.4%
                                                                     ====     ====     ====

     AFS' net deferred tax asset consisted of gross deferred tax assets and gross deferred tax liabilities of $120.9 million and $63.5 million, respectively, at December 31, 1996 and $106.8 million and $46.4 million, respectively, at December 31, 1995.

     The components of AFS' net deferred tax asset as of December 31, 1996 and 1995 were as follows:

                                                                     1996           1995
                                                                   --------       --------
                                                                   (Thousands of Dollars)
    Allowance for credit losses..................................  $ 56,673       $ 51,005
    Liabilities for future policy benefits.......................    21,628         20,160
    Unrealized gain on marketable equity securities..............   (36,717)       (30,430)
    Obligation for postretirement benefits other than pensions...    13,877         13,664
    Depreciation.................................................    (8,703)        (6,703)
    Insurance policy acquisition costs...........................      (484)        (6,613)
    Lease financing transactions.................................       789         (2,616)
    Other -- principally timing of expense deductions............    10,314         21,967
                                                                   --------       --------
              Total net deferred tax asset.......................  $ 57,377       $ 60,434
                                                                   ========       ========

                         AVCO FINANCIAL SERVICES, INC.

NOTE 5:  DEBT AND CREDIT FACILITIES

     At December 31, 1996 and 1995, consolidated debt consisted of the following:

                                                                     1996           1995
                                                                  ----------     ----------
                                                                   (Thousands of dollars)
    Senior
      Commercial paper..........................................  $2,651,627     $2,067,722
      Banks.....................................................     115,367        345,879
      Savings deposits..........................................       5,465          5,184
      4.90% to 5.99% due 1996 to 2000(a)........................   1,124,414        730,777
      6.00% to 7.99% due 1996 to 2002(a)........................   1,819,816      2,076,114
      8.00% to 9.99% due 1996 to 2000(a)........................     664,676        834,218
      10.00% to 11.85% due 1996 to 1998.........................      20,983        101,643
                                                                  ----------     ----------
              Total senior debt.................................   6,402,348      6,161,537
                                                                  ----------     ----------
    Senior subordinated
      10.28% to 11.4% due 1996 to 1998..........................       1,000          3,900
                                                                  ----------     ----------
              Total debt........................................  $6,403,348     $6,165,437
                                                                  ==========     ==========

------------

(a) Interest rates on certain notes are adjusted periodically.

     Bank borrowings are arranged under revolving lines of credit. These borrowings are either on a demand basis or provide for maturities ranging up to one year. Commercial paper is issued with maturities up to one year with interest at prevailing market rates. The weighted average interest rates on bank borrowings and commercial paper outstanding at December 31, 1996, 1995 and 1994, without giving effect to the costs of maintaining the lines of credit, were 6.5%, 7.5% and 6.3%, respectively, for bank borrowings (primarily consisting of borrowings in foreign operations) and 5.4%, 6.2% and 6.1%, respectively, for commercial paper. The weighted average interest rate on bank borrowings and commercial paper outstanding during the three years ended December 31, 1996 was 5.9%, 6.6% and 4.8%, respectively. The weighted average interest rate is determined primarily by reference to daily outstanding principal amounts and excludes the cost of maintaining the lines of credit.

     At December 31, 1996 and 1995, AFS had lines of credit with various banks amounting to $3.50 billion and $3.28 billion, respectively, of which the unused portion of these lines amounted to $2.90 billion and $2.64 billion, respectively. AFS generally pays fees in support of these lines.

     During the years ended December 31, 1996 and 1995, AFS issued the following notes:

                                                                     1996          1995
                                                                   --------     ----------
                                                                   (Thousands of dollars)
    Senior notes due 1996 to 1998 (Australia)....................  $422,187     $   55,775
    Senior notes due 1996 to 2000 (Canada).......................    36,675        139,702
    Senior notes due 1999 to 2000 (Hong Kong)....................    71,111         77,544
    Senior notes due 1996 to 1998 (United Kingdom)...............     9,321        153,372
    Senior notes due 1996 to 2002 (United States)................   300,000        950,000
                                                                   --------     ----------
              Total..............................................  $839,294     $1,376,393
                                                                   ========     ==========

     Under interest rate exchange agreements, AFS makes periodic fixed payments in exchange for periodic variable payments. AFS has entered into such agreements to mitigate its exposure to increases in interest rates on a portion of its variable rate debt. These agreements had weighted average remaining terms of less than 2 years and had the effect of fixing the rate of interest at 7.9% and 8.2% on $1.143 billion and $1.063 billion

                         AVCO FINANCIAL SERVICES, INC.

NOTE 5:  DEBT AND CREDIT FACILITIES (CONTINUED)

of variable rate borrowing at December 31, 1996 and 1995, respectively. The spread between the variable rate AFS received and the fixed rate AFS paid increased the reported interest expense by $16.8 million in 1996, $10.9 million in 1995, and $17.2 million in 1994. Such spread had the effect of increasing AFS' cost of borrowing by .27% in 1996, .18% in 1995, and .34% in 1994.

     The following details AFS' "fixed-pay" interest rate exchange agreement activity for the years 1996 and 1995:

                                                                     1996           1995
                                                                  ----------     ----------
                                                                   (Thousands of dollars)
    Beginning notional amount...................................  $1,063,118     $  748,517
    Notional amount of new contracts............................     412,407        509,035
    Notional amount of terminated and expired contracts.........    (332,156)      (194,434)
                                                                  ----------     ----------
    Ending notional amount......................................  $1,143,369     $1,063,118
                                                                  ==========     ==========

     The notional amount of fixed-pay interest rate swap agreements at December 31, 1996 categorized by annual maturity, along with the related weighted average interest rates paid are as follows: $377.9 million (8.4%) in 1997; $402.9 million (8.1%) in 1998; $336.7 million (7.0%) in 1999; and $25.9 million (6.8%)
in 2000.

     In 1996, AFS entered into additional fixed-pay interest rate exchange agreements which become effective in 1997. These agreements expire through 2000 and will fix the rate of interest at 7.3% on $12 million of variable rate borrowing. The agreements will mitigate AFS' exposure to increases in interest rates primarily by replacing maturing fixed-pay swap agreements and fixed-rate notes.

     AFS' exposure to credit risk associated with counterparty nonperformance on interest rate exchange agreements is limited to the amounts reflected in AFS' consolidated balance sheet. At December 31, 1996, such amounts were not material.

     The aggregate maturities, required prepayments, redemptions and sinking fund requirements with respect to the consolidated debt outstanding (excluding commercial paper, bank notes and savings deposits) at December 31, 1996, for the five years ending December 31, 2001, were (in millions): $853.0 in 1997; $744.2 in 1998; $875.2 in 1999; $758.5 in 2000; and $200.0 in 2001.

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

     While reinsurance contracts do not relieve AFS from its obligations to policyholders, AFS evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Additionally, AFS holds collateral under certain reinsurance agreements in the form of letters of credit and trust accounts at December 31, 1996. Reinsurance receivables with a carrying value of $2.4 million and prepaid reinsurance premiums of $36.6 million relating to a quota share agreement were associated with a single reinsurer. AFS holds collateral under this reinsurance agreement in the form of a trust account totalling $42.5 million at December 31, 1996. Additionally, AFS holds collateral under certain

                         AVCO FINANCIAL SERVICES, INC.

NOTE 6: REINSURANCE (CONTINUED)

other reinsurance agreements in the forms of letters of credit and trust accounts. Reinsurance receivables and prepaid reinsurance premiums were $7.2 million and $38.1 million respectively at December 31, 1996 and $6.8 million and $24.2 million respectively at December 31, 1995.

     The effect of reinsurance on premiums written, premiums earned and losses incurred for the three years ended December 31, 1996 were as follows:

                                                           1996         1995         1994
                                                         --------     --------     --------
                                                                     (Thousands of Dollars)
    Premiums Written
      Direct...........................................  $387,343     $382,592     $290,961
      Assumed..........................................    64,039       50,784       47,133
      Ceded............................................   (45,403)     (47,410)     (13,344)
                                                         --------     --------     --------
              Total premiums written...................  $405,979     $385,966     $324,750
                                                         ========     ========     ========
    Premiums Earned
      Direct...........................................  $397,753     $330,902     $254,741
      Assumed..........................................    60,693       44,195       47,114
      Ceded............................................   (59,805)     (25,338)     (14,477)
                                                         --------     --------     --------
              Total premiums earned....................  $398,641     $349,759     $287,378
                                                         ========     ========     ========
    Losses Incurred
      Direct...........................................  $170,855     $143,248     $115,218
      Assumed..........................................    20,210       16,626       15,176
      Ceded............................................    (7,008)      (4,397)      (2,709)
                                                         --------     --------     --------
              Total losses incurred....................  $184,057     $155,477     $127,685
                                                         ========     ========     ========

                         AVCO FINANCIAL SERVICES, INC.

NOTE 7: OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     AFS is principally engaged in consumer finance and insurance activities. AFS' finance operations mainly involve loans made by the Avco Financial Services Group. Such loans consist primarily of consumer loans which are unsecured or secured by personal property and are in relatively small amounts and for relatively short periods; real estate loans which are secured by real property in larger amounts and for considerably longer periods; and retail installment contracts, principally covering personal property. As of December 31, 1996, AFS operated 1,235 finance offices located in all states of the United States (except Arkansas, Kansas, Mississippi, Oklahoma and Vermont), the Commonwealth of Puerto Rico, the Virgin Islands, all Canadian provinces and the Yukon Territory, six Australian states and the Australian Capital Territory, Hong Kong, New Zealand, Spain and the United Kingdom. AFS' insurance business consists primarily of the sale of credit life, credit disability and casualty insurance offered by various subsidiaries (Avco Insurance Services Group), a significant part of which is directly related to the AFS' finance activities.

  Industry Segment

     The following is a summary of revenues, income before income taxes and identifiable assets by industry segment:

                                                               Year ended December 31,
                                          ------------------------------------------------------------------
                                             1996          1995          1994         1993*         1992*
                                          ----------    ----------    ----------    ----------    ----------
                                                                (Thousands of dollars)
Revenues
  Financial Services and Related
    Insurance...........................  $1,499,488    $1,444,893    $1,214,918    $1,145,756    $1,160,637
  Nonrelated Insurance..................     260,582       219,094       173,316       178,308       180,197
                                          ----------    ----------    ----------    ----------    ----------
         Total revenues.................  $1,760,070    $1,663,987    $1,388,234    $1,324,064    $1,340,834
                                          ==========    ==========    ==========    ==========    ==========
Income Before Income Taxes
  Financial Services and Related
    Insurance...........................  $  278,825    $  271,299    $  242,314    $  217,789    $  193,782
  Nonrelated Insurance..................      19,734        16,160        16,796         7,995        10,131
                                          ----------    ----------    ----------    ----------    ----------
         Total income before income
           taxes........................  $  298,559    $  287,459    $  259,110    $  225,784    $  203,913
                                          ==========    ==========    ==========    ==========    ==========
Identifiable Assets
  Financial Services and Related
    Insurance...........................  $7,802,766    $7,437,119    $6,582,978    $5,681,416    $5,360,280
  Nonrelated Insurance..................     392,293       353,829       455,313       441,544       425,687
                                          ----------    ----------    ----------    ----------    ----------
         Total identifiable assets......  $8,195,059    $7,790,948    $7,038,291    $6,122,960    $5,785,967
                                          ==========    ==========    ==========    ==========    ==========

---------------
* The above data for the two years ended 1993 is not reported upon herein by independent auditors.

                         AVCO FINANCIAL SERVICES, INC.

NOTE 7: OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA (CONTINUED) Geographic Area

     The following is a summary of revenues, income before income taxes and identifiable assets by geographic area:

                                                               Year ended December 31,
                                          ------------------------------------------------------------------
                                             1996          1995          1994         1993*         1992*
                                          ----------    ----------    ----------    ----------    ----------
                                                                (Thousands of dollars)
Revenues
  Australia.............................  $  258,899    $  240,683    $  148,264    $  133,080    $  137,054
  Canada................................     235,197       221,175       204,068       210,423       234,964
  United Kingdom........................     147,349       144,675       127,813       112,607       119,351
  United States.........................   1,071,412     1,028,907       900,023       867,954       849,465
  Other Countries**.....................      47,213        28,547         8,066
                                          ----------    ----------    ----------    ----------    ----------
         Total revenues.................  $1,760,070    $1,663,987    $1,388,234    $1,324,064    $1,340,834
                                          ==========    ==========    ==========    ==========    ==========
Income (Loss) Before Income Taxes
  Australia.............................  $   58,236    $   53,801    $   43,796    $   34,542    $   30,125
  Canada................................      55,853        48,236        47,029        42,503        37,776
  United Kingdom........................      31,044        22,737        21,572        14,819        14,364
  United States.........................     144,354       158,592       147,274       133,920       121,648
  Other Countries**.....................       9,072         4,093          (561)
                                          ----------    ----------    ----------    ----------    ----------
         Total income before income
           taxes........................  $  298,559    $  287,459    $  259,110    $  225,784    $  203,913
                                          ==========    ==========    ==========    ==========    ==========
Identifiable Assets
  Australia.............................  $1,130,930    $1,081,286    $  646,958    $  526,410    $  473,424
  Canada................................   1,105,794     1,031,678       963,689       937,339       895,050
  United Kingdom........................     679,761       606,857       585,736       465,820       435,661
  United States.........................   4,911,331     4,823,918     4,735,989     4,193,391     3,981,832
  Other Countries**.....................     367,243       247,209       105,919
                                          ----------    ----------    ----------    ----------    ----------
         Total identifiable assets......  $8,195,059    $7,790,948    $7,038,291    $6,122,960    $5,785,967
                                          ==========    ==========    ==========    ==========    ==========

------------
 * The above data for the two years ended 1993 is not reported upon herein by independent auditors.

** Includes the operations of Hong Kong, New Zealand and Spain.

     At December 31, 1996, finance receivables in the United States represented 57% of AFS' total finance receivables outstanding. At such date, receivables outstanding in no state exceeded 8% of the United States' portfolio, except California in which outstanding receivables represented 17% of the United States' portfolio and 9% of the consolidated portfolio.

     Capital expenditures and depreciation expense for each of the five years ended 1996 were not material to the operations of the industry segments.

NOTE 8: CERTAIN PROVISIONS CONTAINED IN NOTES, LOAN AGREEMENTS AND CERTIFICATE OF INCORPORATION AND OTHER RESTRICTIONS

     The notes, loan agreements and certificate of incorporation of AFS contain restrictions on the declaration or payment of cash dividends and on redemptions, purchases or other acquisitions of stock. Under the most restrictive provision at December 31, 1996, approximately $364.4 million of retained earnings was available for dividends on common stock or for redemptions, purchases or other acquisitions of stock. The notes and loan agreements also contain various restrictive provisions regarding debt, the creation of liens or guarantees and the making of investments.

                         AVCO FINANCIAL SERVICES, INC.

NOTE 8: CERTAIN PROVISIONS CONTAINED IN NOTES, LOAN AGREEMENTS AND CERTIFICATE OF INCORPORATION AND OTHER RESTRICTIONS (CONTINUED)

     Maximum dividend limitations imposed by U.S. and foreign insurance regulatory agencies and minimum capital requirements of various U.S. and foreign regulatory agencies imposed on certain of AFS' finance operations restrict the amount of certain subsidiaries' net assets which can be transferred to AFS. Such restricted net assets totaled approximately $270 million at December 31, 1996.

NOTE 9: LEASE COMMITMENTS

     AFS' headquarters and regional executive offices are occupied under noncancelable operating leases expiring on various dates through 2017. The loan office locations through which operations are conducted are occupied under noncancelable operating leases having terms generally not exceeding five years with renewal options for an additional five years. Rental expense for such leases and for leased equipment was approximately $51 million, $51 million and $47 million in 1996, 1995 and 1994, respectively. Future minimum rental commitments for all noncancelable operating leases in effect at December 31, 1996 approximate $36 million in 1997, $30 million in 1998, $25 million in 1999, $20 million in 2000, $17 million in 2001 and $81 million thereafter.

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

NOTE 11: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     AFS has retirement plans, principally non-contributory (defined contribution) which cover substantially all employees. Costs relating to these plans, which are generally funded as accrued, amounted to approximately $17 million, $16 million and $15 million for 1996, 1995 and 1994, respectively.

     AFS provides certain health care and life insurance benefits for its employees and for certain retired employees. Such benefits are administered by insurance companies or other carriers who determine premiums for insured plans and expected costs to be paid during the year under self-insured plans. In 1989, AFS began phasing out postretirement benefits for future retirees.

     AFS recognizes the cost of postretirement benefits using the accrual method of accounting over the employees' years of service. Such costs for 1996, 1995 and 1994 were not material.

                         AVCO FINANCIAL SERVICES, INC.

NOTE 11: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)

     AFS' postretirement benefit plans other than pensions currently are not funded. The following table sets forth the status of AFS' retiree health care and life insurance plans at December 31, 1996 and 1995:

                                                                        1996        1995
                                                                       -------     -------
                                                                          (Thousands of
                                                                            dollars)
    Actuarial present value of benefits attributed to:
      Retirees.......................................................  $23,149     $24,676
      Fully eligible active plan participants........................    5,056       5,414
      Other active plan participants.................................      777         309
                                                                       -------     -------
    Accumulated postretirement benefit obligation....................   28,982      30,399
    Unrecognized net actuarial gains.................................    6,479       4,539
                                                                       -------     -------
         Postretirement benefit liability recognized on the
           consolidated balance sheet................................  $35,461     $34,938
                                                                       =======     =======

     An assumed discount rate of 7.5% for 1996, 8.25% for 1995 and 7.25% for 1994 was used to determine postretirement benefit costs other than pensions. An assumed discount rate of 7.5% and 7.25% was used to determine the status of AFS' plans at December 31, 1996 and December 31, 1995, respectively. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (that is, health care cost trend rate) is 7% for retirees age 65 and over and 11% for retirees under age 65 in 1997, and both rates are assumed to decrease gradually to 5.5% until 2001 and 2003, respectively, and remain at that rate thereafter. Increasing these rates by one percentage point in each year would have increased the accumulated postretirement benefit obligation as of December 31, 1996 by $2.2 million and increased the aggregate of the service and interest cost components of postretirement benefit costs for 1996 by $200,000.

NOTE 12:  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Quarterly results of operations for the years ended December 31, 1996 and 1995 were as follows:

                                                     1996                                            1995
                                 --------------------------------------------    --------------------------------------------
                                  First       Second      Third       Fourth      First       Second      Third       Fourth
                                 Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                 --------    --------    --------    --------    --------    --------    --------    --------
                                                                    (Thousands of dollars)
Revenues.......................  $432,249    $433,481    $442,088    $452,252    $397,595    $406,780    $420,607    $439,005
                                 ========    ========    ========    ========    ========    ========    ========    ========
Income before income taxes.....  $ 72,214    $ 75,372    $ 75,711    $ 75,262    $ 69,678    $ 69,551    $ 75,603    $ 72,627
Income taxes...................    27,005      28,486      28,233      27,828      26,349      26,027      28,527      27,153
                                 --------    --------    --------    --------    --------    --------    --------    --------
Net income.....................  $ 45,209    $ 46,886    $ 47,478    $ 47,434    $ 43,329    $ 43,524    $ 47,076    $ 45,474
                                 ========    ========    ========    ========    ========    ========    ========    ========

NOTE 13: RELATED PARTY TRANSACTIONS

     During 1990, AFS purchased $25.0 million of Textron Inc. common stock on the open market. The investment is being carried in marketable equity securities.

                         AVCO FINANCIAL SERVICES, INC.

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

  Finance Receivables

     The estimated fair values of fixed rate consumer loans and real estate loans were estimated based on discounted cash flow analyses using interest rates currently being offered for similar loans to borrowers of similar credit quality. Estimated future cash flows were adjusted for AFS' estimates of prepayments, refinances, and loan losses based on internal historical data. The estimated fair value of all variable rate receivables and fixed rate retail installment contracts approximated the net carrying value of such receivables. The fair values of AFS' leasing receivables and finance-related insurance reserves and claims ($291.5 million and $272.8 million, net carrying value, respectively, at December 31, 1996 and $263.9 million and $261.5 million, respectively, at December 31, 1995) are not required to be disclosed under generally accepted accounting principles.

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

     The carrying values and estimated fair values of AFS' financial instruments for which it is practicable to calculate a fair value are as follows:

                                             December 31, 1996            December 31, 1995
                                          ------------------------     ------------------------
                                                        Estimated                    Estimated
                                           Carrying        Fair         Carrying        Fair
                                            Value         Value          Value         Value
                                          ----------    ----------     ----------    ----------
                                                         (Thousands of dollars)
    ASSETS:
    Investments.........................  $  927,571    $  927,571     $  852,450    $  852,450
                                          ==========    ==========     ==========    ==========
    Finance receivables.................  $6,471,011    $6,451,011     $6,474,263    $6,456,263
                                          ==========    ==========     ==========    ==========

    LIABILITIES:
    Debt:
    Variable rate debt..................  $3,989,901    $3,989,901     $3,310,181    $3,310,181
    Interest rate exchange agreements...                    18,811                          531
    Fixed rate debt.....................   2,413,447     2,443,804      2,855,256     2,930,534
                                          ----------    ----------     ----------    ----------
              Total debt................  $6,403,348    $6,452,516     $6,165,437    $6,241,246
                                          ==========    ==========     ==========    ==========

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted in accordance with General Instruction J(2)(c).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         PAGE
                                                                         ----
 (a)1.    Index to Financial Statements

          Report of Independent Auditors...............................   12

          Consolidated Balance Sheet at December 31, 1996 and 1995.....   13

          Consolidated Statement of Income for the three years ended
          December 31, 1996............................................   14

          Consolidated Statement of Cash Flows for the three years
          ended December 31, 1996......................................   15

          Consolidated Statement of Changes in Stockholder's Equity for
          the three years ended December 31, 1996......................   16

          Notes to Consolidated Financial Statements...................   17

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

   (b)    No reports on Form 8-K were filed during the quarter ended December
          31, 1996.

   (c)    Exhibits

           *(3)    (a) Certificate of incorporation of the Registrant, as
                       amended.

                   (b) Bylaws of the Registrant, as amended.

            (4) Instruments with respect to issues of long-term debt have not been filed as exhibits to this Annual Report Form 10-K as the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the Registrant and its consolidated subsidiaries. Registrant agrees to furnish to the Commission a copy of each such instrument upon request. In addition, instruments with respect to issues of long-term debt being registered have been filed as exhibits to the Registrant's Registration Statement No. 33-55953, with the respective form of note relating to specific issues filed as an exhibit to the relevant current report on Form 8-K, which are herein incorporated by reference.

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

                                              AVCO FINANCIAL SERVICES, INC.

Dated: March 27, 1997                         By        WARREN R. LYONS
                                                -------------------------------
                                                        Warren R. Lyons
                                                      Chairman (Principal
                                                       Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1997.

                   SIGNATURE                                        TITLE
                   ---------                                        -----

               *WARREN R. LYONS                       Chairman of the Board of Directors
----------------------------------------------           (Principal Executive Officer)
                Warren R. Lyons

                *RONALD BUKOW                          Executive Vice President and Director
----------------------------------------------           (Principal Financial Officer)
                 Ronald Bukow

              *LEWIS B. CAMPBELL                       Director
----------------------------------------------
               Lewis B. Campbell

              *STEPHEN J. DAVIS                        Vice Chairman of the Board of Directors
----------------------------------------------
               Stephen J. Davis

                *GARY L. FITE                          Executive Vice President, Controller and
----------------------------------------------           Director (Principal Accounting Officer)
                 Gary L. Fite

            *STEPHEN A. GILIOTTI                       Director
----------------------------------------------
             Stephen A. Giliotti

             *JAMES F. HARDYMON                        Director
----------------------------------------------
              James F. Hardymon

             *DAVID R. HEVIA                           Senior Vice President and Director
----------------------------------------------
              David R. Hevia

                   SIGNATURE                                        TITLE
                   ---------                                        -----

              *WAYNE W. JUCHATZ                      Director
----------------------------------------------
               Wayne W. Juchatz

               *STEPHEN L. KEY                       Director
----------------------------------------------
                Stephen L. Key

             *WILLIAM J. PEARSON                     Executive Vice President and Director
----------------------------------------------
              William J. Pearson

              *MARK A. SCHIMBOR                      Executive Vice President and Director
----------------------------------------------
               Mark A. Schimbor

            *EUGENE R. SCHUTT, JR.                   Executive Vice President and Director
----------------------------------------------
             Eugene R. Schutt, Jr.

              *HERBERT F. SMITH                      Executive Vice President, Secretary and
----------------------------------------------         Director (General Counsel)
               Herbert F. Smith

              *JOHN C. SPENCE                        Director
----------------------------------------------
               John C. Spence

             *RICHARD A. WATSON                      Director
----------------------------------------------
              Richard A. Watson

*By           HERBERT F. SMITH
----------------------------------------------
         (Herbert F. Smith, on behalf
    of himself and as attorney-in-fact for
  each of the other persons indicated above)

                         AVCO FINANCIAL SERVICES, INC.

                                   SCHEDULE I

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                                                             December 31,
                                                                      --------------------------
                                                                         1996           1995
                                                                      -----------    -----------
                                                                        (Thousands of dollars)
BALANCE SHEET
ASSETS
Demand notes receivable from Avco Financial Services Group
  subsidiaries......................................................  $ 3,868,329    $ 3,807,690
Investments in subsidiaries, at equity..............................    1,468,045      1,443,003
Other...............................................................      167,655        129,293
                                                                      -----------    -----------
     Total assets...................................................  $ 5,504,029    $ 5,379,986
                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Debt................................................................  $ 4,295,970    $ 4,293,732
Other...............................................................       55,373         58,024
                                                                      -----------    -----------
     Total liabilities..............................................    4,351,343      4,351,756
Stockholder's equity................................................    1,152,686      1,028,230
                                                                      -----------    -----------
     Total liabilities and stockholder's equity.....................  $ 5,504,029    $ 5,379,986
                                                                      ===========    ===========

                             See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.

                                   SCHEDULE I

         CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (CONTINUED)

                                                                 Year ended December 31,
                                                          -------------------------------------
                                                            1996          1995          1994
                                                          ---------     ---------     ---------
                                                                 (Thousands of dollars)
STATEMENT OF INCOME

Revenues (primarily interest from Avco Financial
  Services Group subsidiaries)..........................  $ 268,171     $ 295,315     $ 231,116
Expenses (primarily interest expense)...................   (275,087)     (305,314)     (245,092)
                                                          ---------     ---------     ---------
Loss before items shown below...........................     (6,916)       (9,999)      (13,976)
Income tax benefits.....................................      2,378         3,450         4,868
Equity in income of subsidiaries........................    191,545       185,952       171,437
                                                          ---------     ---------     ---------
Net income..............................................  $ 187,007     $ 179,403     $ 162,329
                                                          =========     =========     =========
STATEMENT OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................  $ 187,007     $ 179,403     $ 162,329
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities.....................    (34,611)        3,854        31,395
                                                          ---------     ---------     ---------
     Net cash provided by operating activities..........    152,396       183,257       193,724
                                                          ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in demand notes receivable..........    (35,004)       20,207      (450,704)
Increase in investments in subsidiaries.................    (12,607)       (9,784)     (122,505)
                                                          ---------     ---------     ---------
     Net cash provided/(used) by investing activities...    (47,611)       10,423      (573,209)
                                                          ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease)/increase in short-term debt..................    295,055      (426,815)      151,255
Proceeds from issuance of notes.........................    300,000       950,000       850,000
Principal payments on notes.............................   (604,940)     (626,765)     (540,770)
Dividends paid..........................................    (94,900)      (90,100)      (81,000)
                                                          ---------     ---------     ---------
     Net cash provided/(used) by financing activities...   (104,785)     (193,680)      379,485
                                                          ---------     ---------     ---------
Net change in cash......................................
Cash at beginning of year...............................
                                                          ---------     ---------     ---------
Cash at end of year.....................................  $      --     $      --     $      --
                                                          =========     =========     =========

NOTE TO CONDENSED FINANCIAL INFORMATION

     The parent company is the primary financing entity for the U.S. Avco Financial Services Group.

     See Note 1 to the Consolidated Financial Statements for significant accounting policies.

     The aggregate maturities, required prepayments, redemptions and sinking fund requirements with respect to the Registrant's debt outstanding (excluding commercial paper, bank notes and savings deposits) at December 31, 1996 for the five years ending December 31, 2001 were (in millions): $600.0 in 1997; $333.7 in 1998; $434.9 in 1999; $525.0 in 2000; and $200.0 in 2001.

     At December 31, 1996 and 1995, the parent company was guarantor for payment of all its foreign subsidiaries' commercial paper and bank line borrowings of $1.261 billion and $1.223 billion, respectively, and senior notes of $1.337 billion and $1.148 billion, respectively.

     The Registrant received cash dividends from its subsidiaries aggregating $187.6 million in 1996, $194.6 million in 1995, and $45.5 million in 1994.