Form 10-Q
period 1997-03-31
AVCO FINANCIAL SERVICES INC
filed 1997-05-15
CIK 8795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             March 31, 1997
                                         -----------------------------------

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

                          AVCO FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                     13-2530491
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


600 Anton Blvd., P.O. Box 5011, Costa Mesa, California        92628-5011
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code    (714) 435-1200
                                                    --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---       ---

At March 31, 1997, the Registrant had 500,000 shares of common stock
($1 par value per share) outstanding, all of which are owned by Textron Inc.

                          AVCO FINANCIAL SERVICES, INC.


                                      INDEX




PART I.   FINANCIAL INFORMATION                                                           PAGE
-------------------------------                                                           ----

Item 1    Consolidated Financial Statements

          Consolidated Balance Sheet at March 31, 1997
             and December 31, 1996..........................................................1

          Consolidated Statement of Income for the three months ended
             March 31, 1997 and 1996........................................................2

          Consolidated Statement of Cash Flows for the three months ended
             March 31, 1997 and 1996........................................................3

          Note to Consolidated Financial Statements.........................................4

Item 2    Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................................5


PART II   OTHER INFORMATION
---------------------------

Item 1    Legal Proceedings.................................................................6

Item 2    Changes in Securities.............................................................6

Item 3    Defaults Upon Senior Securities...................................................6

Item 4    Submission of Matters to a Vote of Security Holders...............................6

Item 6    Exhibits and Reports on Form 8-K..................................................7


SIGNATURE ..................................................................................7


PART I.       FINANCIAL INFORMATION
-----------------------------------

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                          AVCO FINANCIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                                                                       1997               1996
                                                                                    ----------         ----------
                                                                                       (Thousands of dollars)
                                     ASSETS
Finance receivables.............................................................    $7,491,052          $7,253,738
   Allowance for losses ........................................................      (233,761)           (218,416)
   Insurance reserves and claims ...............................................      (293,612)           (272,815)
                                                                                    ----------          ----------
                                                                                     6,963,679           6,762,507
Investments ....................................................................       934,004             927,571
Property and equipment .........................................................        81,582              80,646
Insurance policy acquisition costs .............................................        60,567              60,480
Goodwill .......................................................................        39,540              27,086
Cash ...........................................................................        38,009              15,562
Other ..........................................................................       346,248             321,207
                                                                                    ----------          ----------
       TOTAL ASSETS.............................................................    $8,463,629          $8,195,059
                                                                                    ==========          ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Senior debt
   Commercial paper.............................................................    $2,847,895          $2,651,627
   Banks .......................................................................       244,684             115,367
   Savings deposits ............................................................         3,883               5,465
   Notes .......................................................................     3,574,459           3,629,889
                                                                                    ----------          ----------
                                                                                     6,670,921           6,402,348

Senior subordinated debt .......................................................         1,000               1,000
                                                                                    ----------          ----------
       Total debt ..............................................................     6,671,921           6,403,348

Accounts payable and accrued liabilities .......................................       293,782             303,713
Insurance reserves and claims
   Unearned insurance premiums .................................................       198,170             215,768
   Losses and adjustment expenses ..............................................        64,118              66,758
Income taxes ...................................................................        69,398              52,786
                                                                                    ----------          ----------
       Total liabilities .......................................................     7,297,389           7,042,373
                                                                                    ----------          ----------

Stockholder's equity
Common stock ($1 par value, 500,000 shares
   authorized; 500,000 shares outstanding) .....................................           500                 500
Additional paid-in capital .....................................................       137,588             137,588
Retained earnings ..............................................................     1,063,871           1,041,543
Securities valuation adjustment ................................................        65,416              65,061
Currency translation adjustment ................................................      (101,135)            (92,006)
                                                                                    ----------          ----------
       Total stockholder's equity ..............................................     1,166,240           1,152,686
                                                                                    ----------          ----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...............................    $8,463,629          $8,195,059
                                                                                    ==========          ==========

                             See accompanying note.

                          AVCO FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                                                  1997             1996
                                                                                                --------         --------
                                                                                                  (Thousands of dollars)
REVENUES
     Interest, discount and service charges ...........................................         $324,541         $316,521
     Credit life, credit disability and casualty
         insurance premiums ...........................................................          103,064           99,382
     Investment and other income (including net
         realized investment gains and losses) ........................................           18,484           16,346
                                                                                                --------         --------
             Total revenues ...........................................................          446,089          432,249
                                                                                                --------         --------

EXPENSES
     Interest and debt expense ........................................................          103,562          107,139
     Provision for losses on collection of finance receivables ........................           58,210           45,731
     Credit life, credit disability and casualty insurance
         losses and adjustment expenses, less recoveries ..............................           46,331           47,327
     Amortization of insurance policy acquisition costs ...............................           23,986           23,255
     Other operating expenses .........................................................          138,455          136,583
                                                                                                --------         --------
             Total expenses ...........................................................          370,544          360,035
                                                                                                --------         --------

Income before income taxes ............................................................           75,545           72,214
Income taxes ..........................................................................           28,217           27,005
                                                                                                --------         --------

NET INCOME ............................................................................         $ 47,328           45,209
                                                                                                ========         ========














                             See accompanying note.

                          AVCO FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                                             1997                  1996
                                                                                          -----------          -----------
                                                                                              (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income .................................................................         $    47,328          $    45,209
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Provision for losses on collection of finance receivables ..............              58,210               45,731
         Depreciation ...........................................................               4,925                4,650
         Gain on sales of investments ...........................................              (2,366)              (1,032)
         Increase in unamortized insurance policy
             acquisition costs ..................................................                 (72)                (537)
         Increase (decrease) in unearned insurance premiums and
             reserves for insurance losses and adjustment expenses ..............               4,842               (1,228)
         Decrease in accounts payable and accrued liabilities ...................             (23,548)             (30,617)
         Increase in income taxes ...............................................              17,114               18,478
         Other, net .............................................................             (16,475)              12,675
                                                                                          -----------          -----------
             Net cash provided by operating activities ..........................              89,958               93,329
                                                                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Finance receivables originated or purchased ................................          (1,247,632)            (946,514)
     Finance receivables repaid or sold .........................................           1,066,349            1,019,008
     Purchases of investments available for sale ................................             (49,762)             (34,334)
     Proceeds from sales of investments available for sale ......................              33,476                7,536
     Proceeds from maturities and calls of investments
     available for sale .........................................................               9,018                9,943
     Capital expenditures .......................................................              (5,601)              (3,870)
     Cash used in acquisitions, net of cash acquired ............................             (24,029)
                                                                                          -----------          -----------
     Net cash provided (used) by investing activities ...........................            (218,181)              51,769
                                                                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in short-term debt ................................................             212,378              109,793
     Proceeds from issuance of notes ............................................             108,981                7,998
     Principal payments on notes ................................................            (144,141)            (250,566)
     Decrease in savings deposits ...............................................              (1,548)                (630)
     Dividends paid .............................................................             (25,000)             (25,000)
                                                                                          -----------          -----------
     Net cash provided (used) by financing activities ...........................             150,670             (158,405)
                                                                                          -----------          -----------

Net increase (decrease) in cash .................................................              22,447              (13,307)
Cash at beginning of period .....................................................              15,562               25,454
                                                                                          -----------          -----------
Cash at end of period...........................................................          $    38,009          $    12,147
                                                                                          ===========          ===========



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

The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

-----------------------------------------------

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

Revenues for the three months ended March 31, 1997 were $446.1 million compared to $432.2 million for the three months ended March 31, 1996, an increase of $13.9 million (3.2%). Income before income taxes for the three months ended March 31, 1997 was $75.5 million compared to $72.2 million for the like period in 1996, an increase of $3.3 million (4.6%).

Financial Services and Related Insurance

REVENUES of this segment increased $8.1 million (2.2%) to $376.8 million due primarily to: (i) an increase in average finance receivables to $7.179 billion for the first three months in 1997 compared to $6.821 billion for the first three months in 1996 and (ii) an increase in investment and other income. Partially offsetting these increases was a decrease in annualized finance receivables yields to 18.08% for the first three months in 1997 compared to 18.56% for the like period in 1996.

INCOME BEFORE INCOME TAXES of this segment remained relatively unchanged at $69.1 for the three months ended March 31, 1997 and 1996, respectively. The results for the three months ending March 31, 1997 were favorably impacted by the following: (i) an increase in revenues, (ii) a decrease in the annualized cost of borrowed funds to 6.49% for the first three months in 1997 from 7.01% for the like period in 1996, and (iii) a decrease in the insurance loss ratio. These favorable impacts were effectively offset by an increase in the provision for credit losses due primarily to an increase in the annualized ratio of net credit losses to average finance receivables to 3.06% for the first three months in 1997 from 2.61% for the first three months in 1996.

The general proliferation of credit cards has provided the consumer with an alternative source of funds, and as a result the increase in consumer debt in the U.S. and Canada has continued to burden the consumer finance customer, resulting in higher delinquencies and charge-offs.

Nonrelated Insurance

REVENUES of this segment increased $5.8 million (9.1%) to $69.3 million due primarily to an increase in premiums earned.

INCOME BEFORE INCOME TAXES of this segment increased $3.3 million (108.9%) to $6.4 million due primarily to: (i) an increase in premiums earned and (ii) a reduction in total underwriting expenses in relation to premiums earned.

-----------------------------------------------

FINANCIAL CONDITION

The Registrant utilizes a broad base of financial sources for its liquidity and capital requirements. Cash is provided from both operations and several different sources of borrowings, including unsecured borrowings under bank lines of credit, the issuance of commercial paper and sales medium- and long-term debt in the U.S. and foreign financial markets.

Under certain interest rate exchange agreements, the Registrant makes periodic fixed payments in exchange for periodic variable payments. The Registrant enters into such agreements to mitigate its exposure to increases in interest rates on a portion of its variable rate debt. During the first three months of 1997, the Registrant had $47.7 million of these agreements go into effect. These agreements have a weighted average original term of 2.8 years and expire through 2000.

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

                 Omitted in accordance with General Instruction H(2)(b).

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES
                 -------------------------------

                 Omitted in accordance with General Instruction H(2)(b).

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 ---------------------------------------------------

                 Omitted in accordance with General Instruction H(2)(b).

PART II.         OTHER INFORMATION (continued)
--------         -----------------------------

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K
                 --------------------------------

                 (a)     Exhibits
                         *(12) Statement of Computation of Number of Times
                               Fixed Charges Earned.

                         *(27) Financial Data Schedule.

                         ----------

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

                                      AVCO FINANCIAL SERVICES, INC.
                                      -----------------------------
                                               (Registrant)

Date     May 15, 1997                 By       GARY L. FITE
      ------------------                 -------------------------------------
                                               GARY L. FITE
                                         Executive Vice President & Controller
                                         (Chief Accounting Officer)