Form 10-Q
period 1997-06-30
AVCO FINANCIAL SERVICES INC
filed 1997-08-14
CIK 8795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             June 30, 1997
                                         ----------------------------------

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

                          AVCO FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                 13-2530491
---------------------------------------    ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


600 Anton Blvd., P.O. Box 5011, Costa Mesa, California         92628-5011
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code        (714) 435-1200
                                                    --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

At June 30, 1997, the Registrant had 500,000 shares of common stock ($1 par value per share) outstanding, all of which are owned by Textron Inc.

                          AVCO FINANCIAL SERVICES, INC.


                                      INDEX



PART I.       FINANCIAL INFORMATION                                                             PAGE
-----------------------------------                                                             ----
Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheet at June 30, 1997
                 and December 31, 1996............................................................1

              Consolidated Statement of Income for the three and six months ended
                 June 30, 1997 and 1996...........................................................2

              Consolidated Statement of Cash Flows for the six months ended
                 June 30, 1997 and 1996...........................................................3

              Note to Consolidated Financial Statements...........................................4

Item 2.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations........................................................5


PART II.      OTHER INFORMATION
-------------------------------

Item 1.       Legal Proceedings...................................................................7

Item 2.       Changes in Securities...............................................................7

Item 3.       Defaults Upon Senior Securities.....................................................7

Item 4.       Submission of Matters to a Vote of Security Holders.................................7

Item 6.       Exhibits and Reports on Form 8-K....................................................8


SIGNATURE     ....................................................................................8


PART I.       FINANCIAL INFORMATION
-----------------------------------


ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                          AVCO FINANCIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 1997 AND DECEMBER 31, 1996


                                                                                       1997                  1996
                                                                                    -----------          -----------
                                                                                          (Thousands of dollars)
                                     ASSETS
Finance receivables ............................................................    $ 7,566,620          $ 7,253,738
   Allowance for losses ........................................................       (236,011)            (218,416)
   Insurance reserves and claims ...............................................       (296,929)            (272,815)
                                                                                    -----------          -----------
                                                                                      7,033,680            6,762,507
Investments ....................................................................        990,843              927,571
Property and equipment .........................................................         85,071               80,646
Insurance policy acquisition costs .............................................         60,122               60,480
Goodwill .......................................................................         47,858               27,086
Cash ...........................................................................         40,802               15,562
Other ..........................................................................        351,231              321,207
                                                                                    -----------          -----------
       TOTAL ASSETS.............................................................    $ 8,609,607          $ 8,195,059
                                                                                    ===========          ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Senior debt
   Commercial paper.............................................................    $ 2,853,692          $ 2,651,627
   Banks .......................................................................        163,781              115,367
   Savings deposits ............................................................          3,595                5,465
   Notes .......................................................................      3,750,984            3,629,889
                                                                                    -----------          -----------
                                                                                      6,772,052            6,402,348

Senior subordinated debt .......................................................          1,000                1,000
                                                                                    -----------          -----------
       Total debt ..............................................................      6,773,052            6,403,348

Accounts payable and accrued liabilities .......................................        310,790              303,713
Insurance reserves and claims
   Unearned insurance premiums .................................................        194,358              215,768
   Losses and adjustment expenses ..............................................         65,281               66,758
Income taxes ...................................................................         59,331               52,786
                                                                                    -----------          -----------
       Total liabilities .......................................................      7,402,812            7,042,373
                                                                                    -----------          -----------

Stockholder's equity
Common stock ($1 par value, 500,000 shares
   authorized; 500,000 shares outstanding) .....................................            500                  500
Additional paid-in capital .....................................................        137,588              137,588
Retained earnings ..............................................................      1,086,879            1,041,543
Securities valuation adjustment ................................................         90,985               65,061
Currency translation adjustment ................................................       (109,157)             (92,006)
                                                                                    -----------          -----------
       Total stockholder's equity ..............................................      1,206,795            1,152,686
                                                                                    -----------          -----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...............................    $ 8,609,607          $ 8,195,059
                                                                                    ===========          ===========



                             See accompanying note.

                          AVCO FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                      PERIODS ENDED JUNE 30, 1997 AND 1996


                                                                          Three Months Ended               Six Months Ended
                                                                      -------------------------          ----------------------
                                                                        1997             1996             1997            1996
                                                                       ------           ------           ------          ------
                                                                                        (Thousands of dollars)
REVENUES
     Interest, discount and service charges...........................$334,056         $317,500         $658,597         $634,021
     Credit life, credit disability and casualty
         insurance premiums .......................................... 100,789           99,796          203,853          199,178
     Investment and other income (including net
         realized investment gains and losses) .......................  22,792           16,185           41,276           32,531
                                                                      --------         --------         --------         --------
             Total revenues .......................................... 457,637          433,481          903,726          865,730
                                                                      --------         --------         --------         --------

EXPENSES
     Interest and debt expense ....................................... 108,543          106,016          212,105          213,155
     Provision for losses on collection of finance receivables .......  56,597           47,050          114,807           92,781
     Credit life, credit disability and casualty insurance
         losses and adjustment expenses, less recoveries .............  44,320           46,236           90,651           93,563
     Amortization of insurance policy acquisition costs ..............  22,331           21,775           46,317           45,030
     Other operating expenses ........................................ 149,771          137,032          288,226          273,615
                                                                      --------         --------         --------         --------
             Total expenses .......................................... 381,562          358,109          752,106          718,144
                                                                      --------         --------         --------         --------

Income before income taxes ...........................................  76,075           75,372          151,620          147,586
Income taxes .........................................................  28,067           28,486           56,284           55,491
                                                                      --------         --------         --------         --------

NET INCOME ...........................................................$ 48,008         $ 46,886         $ 95,336         $ 92,095
                                                                      ========         ========         ========         ========











                             See accompanying note.

                          AVCO FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                                                                       1997                 1996
                                                                                      ------               -----
                                                                                          (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income ................................................................  $    95,336          $    92,095
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Provision for losses on collection of finance receivables ..............      114,807               92,781
        Depreciation ...........................................................       10,054                9,394
        Gain on sales of investments ...........................................       (4,115)              (1,746)
        Decrease/(increase) in unamortized insurance policy
          acquisition costs ....................................................          363               (2,638)
        Increase in unearned insurance premiums and
          reserves for insurance losses and adjustment expenses ................        6,499                2,407
        Decrease in accounts payable and accrued
          liabilities ..........................................................      (11,280)             (19,255)
        Increase in income taxes ...............................................        7,280                3,403
        Other, net .............................................................      (11,531)             (10,154)
                                                                                  -----------          -----------
           Net cash provided by operating activities ...........................      207,413              166,287
                                                                                  -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Finance receivables originated or purchased................................   (2,497,422)          (2,090,257)
     Finance receivables repaid or sold ........................................    2,196,624            2,065,051
     Purchases of investments available for sale ...............................     (125,256)             (70,610)
     Proceeds from sales of investments available for sale .....................       66,102               28,934
     Proceeds from maturities and calls of investments
        available for sale .....................................................       33,950               26,499
     Capital expenditures ......................................................      (14,876)              (9,498)
     Cash used in acquisitions, net of cash acquired ...........................      (42,960)
                                                                                  -----------          -----------
        Net cash used by investing activities ..................................     (383,838)             (49,881)
                                                                                  -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in short-term debt ...............................................       94,416              395,663
     Proceeds from issuance of notes ...........................................      451,336               80,432
     Principal payments on notes ...............................................     (292,281)            (548,478)
     Decrease in savings deposits ..............................................       (1,806)              (1,131)
     Dividends paid ............................................................      (50,000)             (50,000)
                                                                                  -----------          -----------
        Net cash provided (used) by financing activities .......................      201,665             (123,514)
                                                                                  -----------          -----------

Net increase (decrease) in cash ................................................       25,240               (7,108)
Cash at beginning of period ....................................................       15,562               25,454
                                                                                  -----------          -----------
Cash at end of period...........................................................  $    40,802          $    18,346
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

-------------------------------------------


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

Revenues for the six months ended June 30, 1997 were $903.7 million compared to $865.7 million for the six months ended June 30, 1996, an increase of $38 million (4.4%). Income before income taxes for the six months ended June 30, 1997 was $151.6 million compared to $147.6 million for the like period in 1996, an increase of $4 million (2.7%).

Financial Services and Related Insurance

REVENUES of this segment increased $28.2 million (3.8%) due primarily to an increase in average finance receivables to $7.322 billion for the first six months in 1997 from $6.823 billion for the first six months in 1996, partially offset by a decrease in annualized finance receivable yields to 17.99% for the first six months in 1997 from 18.59% for the like period in 1996. The impact of the reduction in yields was to lower revenues by approximately $16 million.

INCOME BEFORE INCOME TAXES of this segment decreased $5.6 million (4%) due primarily to: (i) an increase in the provision for credit losses resulting principally from an increase in the annualized ratio of net credit losses to average finance receivables to 2.98% for the first six months in 1997 from 2.64% for the like period in 1996; (ii) a decrease in finance receivable yields; and
(iii) higher operating expenses due primarily to international expansion and the start up of a centralized sales processing center in Canada. Partially offsetting these decreases were: (i) an increase in average finance receivables and (ii) a reduction in the annualized cost of borrowed funds to 6.48% for the first six months in 1997 compared to 6.95% for the like period in 1996.

The general proliferation of credit cards has provided the consumer with an alternative source of funds, and as a result the increase in consumer debt in the U.S. and Canada has continued to burden the consumer finance customer, resulting in higher delinquencies and charge-offs.

Nonrelated Insurance

REVENUES of this segment increased $9.8 million (7.7%) due primarily to increases in premiums earned and investment income.

INCOME BEFORE INCOME TAXES of this segment increased $9.6 million (182.1%) due primarily to: (i) an increase in premiums earned and investment income and (ii) a decrease in underwriting expenses (primarily insurance losses) in relation to earned premiums. The increase in investment income was due to a higher level of investments outstanding and higher capital gains.

------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (CONTINUED)
         ---------------------------------

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

Revenues for the three months ended June 30, 1997 were $457.6 million compared to $433.5 million for the three months ended June 30, 1996, an increase of $24.1 million (5.6%). Income before income taxes for the three months ended June 30, 1997 was $76.1 million compared to $75.4 million for the like period in 1996, an increase of $.7 million (.9%).

Financial Services and Related Insurance

REVENUES of this segment increased $20.1 million (5.4%) due primarily to: (i) an increase in average finance receivables to $7.467 billion for the three months ended June 30, 1997 from $6.825 billion for the like period in 1996, partially offset by a decrease in annualized finance receivable yields to 17.89% for the three months ended June 30, 1997 from 18.61% for the like period in 1996.

INCOME BEFORE INCOME TAXES of this segment decreased $5.6 million (7.7%) due primarily to: (i) an increase in the provision for credit losses resulting principally from an increase in the annualized ratio of net credit losses to average finance receivables to 2.90% for the three months ended June 30, 1997 from 2.67% for the like period in 1996; (ii) a decrease in finance receivable yields; and (iii) higher operating expenses due primarily to international expansion and the start up of a centralized sales processing center in Canada. Partially offsetting these decreases were: (i) an increase in average finance receivables and (ii) a reduction in the annualized cost of borrowed funds to 6.49% for the three months ended June 30, 1997 compared to 6.89% for the like period in 1996.

Nonrelated Insurance

REVENUES of this segment increased $4.0 million (6.4%) due primarily to increases in premiums earned and investment income.

INCOME BEFORE INCOME TAXES of this segment increased $6.3 million (282.8%) due primarily to: (i) an increase in premiums earned and investment income and (ii) a decrease in underwriting expenses (primarily insurance losses) in relation to earned premiums. The increase in investment income was due to a higher level of investments outstanding and higher capital gains.

------------------------------------------


FINANCIAL CONDITION

The Registrant utilizes a broad base of financial sources for its liquidity and capital requirements. Cash is provided from both operations and several different sources of borrowings, including unsecured borrowings under bank lines of credit, the issuance of commercial paper and sales of medium- and long-term debt in the U.S. and foreign financial markets.

Under certain interest rate exchange agreements, the Registrant makes periodic fixed payments in exchange for periodic variable payments. The Registrant enters into such agreements to mitigate its exposure to increases in interest rates on a portion of its variable rate debt. During the first six months of 1997, the Registrant had $204.7 million of these agreements go into effect.
These agreements have a weighted average original term of 2.5 years and expire through 2000.

PART II. OTHER INFORMATION
--------------------------

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

--------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)     Exhibits
                 *(12) Statement of Computation of Number of Times Fixed
                       Charges Earned.

                 *(27) Financial Data Schedule.

                 ----------------
                 *Filed herewith.

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

                                     AVCO FINANCIAL SERVICES, INC.
                                             (Registrant)

Date:  August 12, 1997               By:     GARY L. FITE
       ---------------                   -------------------------------------
                                             GARY L. FITE
                                         Executive Vice President & Controller
                                         (Chief Accounting Officer)