Form 10-Q
period 1997-09-30
AVCO FINANCIAL SERVICES INC
filed 1997-11-12
CIK 8795

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended  September 30, 1997
                                    ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    (The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.)


                          Commission file number 0-6119


                          AVCO FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                    DELAWARE                                   13-2530491
--------------------------------------------------------------------------------
           (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                Identification Number)


600 Anton Blvd., P.O. Box 5011, Costa Mesa, California         92628-5011
--------------------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (714) 435-1200
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----   -----
At September 30, 1997, the Registrant had 500,000 shares of common stock ($1 par value per share) outstanding, all of which are owned by Textron Inc.

                          AVCO FINANCIAL SERVICES, INC.

                                      INDEX

                                                                                    PAGE
                                                                                    ----
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheet at September 30, 1997 and December 31, 1996......  3

        Consolidated Statement of Income for the three and nine months ended
          September 30, 1997 and 1996...............................................  4

        Consolidated Statement of Cash Flows for the nine months ended
          September 30, 1997 and 1996...............................................  5

        Note to Consolidated Financial Statements...................................  6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................................  7


PART II. OTHER INFORMATION

Item 1. Legal Proceedings...........................................................  9

Item 2. Changes in Securities.......................................................  9

Item 3. Defaults Upon Senior Securities.............................................  9

Item 4. Submission of Matters to a Vote of Security Holders.........................  9

Item 6. Exhibits and Reports on Form 8-K............................................  9

SIGNATURE........................................................................... 10

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          AVCO FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET
                    September 30, 1997 and December 31, 1996

                                                                   1997          1996
                                                               -----------    -----------
                                                                 (Thousands of dollars)
                                  ASSETS
Finance receivables ........................................   $ 7,516,569    $ 7,253,738
   Allowance for losses ....................................      (235,533)      (218,416)
   Insurance reserves and claims ...........................      (294,758)      (272,815)
                                                               -----------    -----------
                                                                 6,986,278      6,762,507
Investments ................................................     1,002,265        927,571
Property and equipment .....................................        91,154         80,646
Insurance policy acquisition costs .........................        61,264         60,480
Goodwill ...................................................        46,901         27,086
Cash .......................................................        25,779         15,562
Other ......................................................       376,877        321,207
                                                               -----------    -----------
       TOTAL ASSETS ........................................   $ 8,590,518    $ 8,195,059
                                                               ===========    ===========

                  LIABILITIES AND STOCKHOLDER'S EQUITY
Senior debt
   Commercial paper ........................................   $ 2,950,537    $ 2,651,627
   Banks ...................................................       190,678        115,367
   Savings deposits ........................................         3,360          5,465
   Notes ...................................................     3,608,583      3,629,889
                                                               -----------    -----------
                                                                 6,753,158      6,402,348

Senior subordinated debt ...................................           500          1,000
                                                               -----------    -----------
       Total debt ..........................................     6,753,658      6,403,348

Accounts payable and accrued liabilities ...................       298,747        303,713

Insurance reserves and claims
   Unearned insurance premiums .............................       197,067        215,768
   Losses and adjustment expenses ..........................        63,591         66,758
Income taxes ...............................................        59,417         52,786
                                                               -----------    -----------
       Total liabilities ...................................     7,372,480      7,042,373
                                                               -----------    -----------

Stockholder's equity
Common stock ($1 par value, 500,000 shares
   authorized; 500,000 shares outstanding) .................           500            500
Additional paid-in capital .................................       137,588        137,588
Retained earnings ..........................................     1,110,956      1,041,543
Securities valuation adjustment ............................        94,657         65,061
Currency translation adjustment ............................      (125,663)       (92,006)
                                                               -----------    -----------
       Total stockholder's equity ..........................     1,218,038      1,152,686
                                                               -----------    -----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ..........   $ 8,590,518    $ 8,195,059
                                                               ===========    ===========


                             See accompanying note.

                          AVCO FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    Periods ended September 30, 1997 and 1996

                                                                       Three Months Ended            Nine Months Ended
                                                                      ---------------------      -------------------------
                                                                        1997         1996           1997            1996
                                                                      --------     --------      ----------     ----------
                                                                                     (Thousands of dollars)
REVENUES
     Interest, discount and service charges.......................... $333,369     $319,782      $  991,966      $  953,803
     Credit life, credit disability and casualty
         insurance premiums..........................................  104,688       99,591         308,541         298,769
     Investment and other income (including net
         realized investment gains and losses).......................   26,246       22,715          67,522          55,246
                                                                      --------     --------      ----------      ----------
             Total revenues..........................................  464,303      442,088       1,368,029       1,307,818
                                                                      --------     --------      ----------      ----------

EXPENSES
     Interest and debt expense.......................................  108,196      107,383         320,301         320,538
     Provision for losses on collection of finance receivables.......   58,275       53,183         173,082         145,964
     Credit life, credit disability and casualty insurance
         losses and adjustment expenses, less recoveries.............   45,329       46,172         135,980         139,735
     Amortization of insurance policy acquisition costs..............   24,566       23,616          70,883          68,646
     Other operating expenses........................................  150,759      136,023         438,985         409,638
                                                                      --------     --------      ----------      ----------
             Total expenses..........................................  387,125      366,377       1,139,231       1,084,521
                                                                      --------     --------      ----------      ----------

Income before income taxes...........................................   77,178       75,711         228,798         223,297
Income taxes ........................................................   28,101       28,233          84,385          83,724
                                                                      --------     --------      ----------      ----------
NET INCOME........................................................... $ 49,077     $ 47,478      $  144,413      $  139,573
                                                                      ========     ========      ==========      ==========


                             See accompanying note.

                          AVCO FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  Nine Months Ended September 30, 1997 and 1996

                                                                                   1997           1996
                                                                               ------------    ------------
                                                                                  (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income............................................................... $   144,413     $   139,573
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Provision for losses on collection of finance receivables.............     173,082         145,964
        Depreciation..........................................................      15,039          14,190
        Gain on sales of investments..........................................      (4,776)         (9,055)
        Increase in unamortized insurance policy acquisition costs............        (821)         (3,882)
        Increase in unearned insurance premiums and
          reserves for insurance losses and adjustment expenses...............       9,373           9,664
        Decrease in accounts payable and accrued liabilities..................     (22,855)           (763)
        Increase in income taxes..............................................       7,980           4,389
        Other, net............................................................      (9,142)        (22,440)
                                                                               -----------     -----------
           Net cash provided by operating activities..........................     312,293         277,640
                                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Finance receivables originated or purchased..............................  (3,746,136)     (3,239,365)
     Finance receivables repaid or sold.......................................   3,341,092       3,123,049
     Purchases of investments available for sale..............................    (177,954)       (199,289)
     Proceeds from sales of investments available for sale....................      85,400         141,257
     Proceeds from maturities and calls of investments available for sale.....      56,033          41,109
     Capital expenditures.....................................................     (26,511)        (16,544)
     Cash used in acquisitions, net of cash acquired..........................     (42,960)
                                                                               -----------     -----------
        Net cash used by investing activities.................................    (511,036)       (149,783)
                                                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in short-term debt..............................................     244,670         317,110
     Proceeds from issuance of notes..........................................     469,494         193,373
     Principal payments on notes..............................................    (428,209)       (563,270)
     Decrease in savings deposits.............................................      (1,995)         (1,099)
     Dividends paid...........................................................     (75,000)        (72,000)
                                                                               -----------     -----------
        Net cash provided (used) by financing activities......................     208,960        (125,886)
                                                                               -----------     -----------

Net increase in cash..........................................................      10,217           1,971
Cash at beginning of period...................................................      15,562          25,454
                                                                               -----------     -----------
Cash at end of period......................................................... $    25,779     $    27,425
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

SUBSEQUENT EVENT

In October 1997, the Registrant purchased all of the stock of Bridge Wholesale Acceptance Corporation, a privately held company with commercial lending operations in Australia and New Zealand. This acquisition will add approximately $325 million to the Registrant's finance receivable portfolio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

Revenues for the nine months ended September 30, 1997 were $1.368 billion compared to $1.308 billion for the nine months ended September 30, 1996, an increase of $60 million (4.6%). Income before income taxes for the nine months ended September 30, 1997 was $228.8 million compared to $223.3 million for the like period in 1996, an increase of $5.5 million (2.5%).

Financial Services and Related Insurance

REVENUES of this segment increased $47 million (4.2%) to $1.161 billion, due primarily to: (i) an increase in investment and other income due primarily to an $11 million gain on the sale of certain underperforming branches, partially offset by a $1.7 million decrease in capital gains; (ii) an increase in average finance receivables to $7.376 billion for the first nine months in 1997 from $6.845 billion for the first nine months in 1996, reflecting the benefit of the acquisition of approximately $580 million of consumer and commercial receivables in late 1996 and the first half of 1997. Partially offsetting these increases was a decrease in annualized finance receivable yields to 17.93% for the first nine months in 1997 from 18.58% for the like period in 1996, reflecting both decreases in finance yields and the impact of the increase in commercial receivables, which have lower yields.
The impact of the reduction in yields was to lower revenues by approximately $25 million.

INCOME BEFORE INCOME TAXES of this segment decreased $3.9 million (1.9%) to $205.5 million, due primarily to: (i) a decrease in annualized finance receivable yields;(ii) an increase in the provision for credit losses due primarily to an increase in the annualized ratio of net credit losses to average finance receivables to 2.96% for the first nine months in 1997 from 2.74% for the like period in 1996; and (iii) higher operating expenses due primarily to international expansion and the start up of centralized sales processing centers in the U.S. and Canada. Partially offsetting these decreases were: (i) an increase in average finance receivables; (ii) a reduction in the annualized cost of borrowed funds to 6.45% for the first nine months in 1997 from 6.93% for the like period in 1996; (iii) an increase in investment and other income due primarily to an $11 million gain on the sale of certain branches, partially offset by a $1.7 million decrease in capital gains; and (iv) a decrease in the ratio of insurance losses to earned premiums.

The general proliferation of credit cards has provided the consumer with an alternative source of funds, and as a result, the increase in consumer debt has continued to burden the consumer finance customer, resulting in higher delinquencies and charge-offs. This has been particularly true in the U.S. where charge-offs have increased and receivables outstanding have decreased $87 million. In order to make better use of its capital resources, the Registrant has undertaken a strategic review of its U.S. operations. This review, which encompasses underperforming branches, started in June of 1997 and will take 12 to 18 months. When it is determined that these underperforming branches will not meet certain profitability standards, they will be sold. We do not anticipate these actions to result in any losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nonrelated Insurance

REVENUES of this segment increased $13 million (6.8%) to $207 million, due primarily to an increase in premiums earned, partially offset by a $2.6 million decrease in capital gains.

INCOME BEFORE INCOME TAXES of this segment increased $9.4 million (67.8%) to $23.3 million, due primarily to an increase in premiums earned and a decrease in underwriting expenses (primarily insurance losses) in relation to premiums earned, partially offset by a $2.6 million decrease in capital gains.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

Revenues for the three months ended September 30, 1997 were $464.3 million compared to $442.1 million for the three months ended September 30, 1996, an increase of $22.2 million (5.0%). Income before income taxes for the three months ended September 30, 1997 was $77.2 million compared to $75.7 million for the like period in 1996, an increase of $1.5 million (2%).

Financial Services and Related Insurance

REVENUES of this segment increased $18.7 million (5.0%) to $393 million, due primarily to: (i) an increase in average finance receivables to $7.485 billion for the three months ended September 30, 1997 from $6.889 billion for the like period in 1996, reflecting the benefit of the acquisition of approximately $580 million of consumer and commercial receivables in late 1996 and the first half of 1997 and (ii) an increase in investment and other income due primarily to an $8 million gain on the sale of certain underperforming branches, partially offset by a $3.5 million decrease in capital gains. Partially offsetting these increases was a decrease in annualized finance receivable yields to 17.82% for the three months ended September 30, 1997 from 18.57% for the like period in 1996, reflecting both decreases in finance yields and the impact of the increase in commercial receivables, which have lower yields.

INCOME BEFORE INCOME TAXES of this segment increased $1.7 million (2.6%) to $68.9 million, due primarily to: (i) an increase in investment and other income, due primarily to an $8 million gain on the sale of certain branches, partially offset by a $3.5 million decrease in capital gains (ii) an increase in average finance receivables; and (iii) a reduction in the annualized cost of borrowed funds to 6.41% for the three months ended September 30, 1997 from 6.88% for the like period in 1996. Partially offsetting these increases were: (i) a decrease in annualized finance receivable yields and (ii) higher operating expenses due primarily to international expansion and the start up of centralized sales processing centers in the U.S. and Canada.

Nonrelated Insurance

REVENUES of this segment increased $3.5 million (5.1%) to $71.3 million, due primarily to increases in premiums earned, partially offset by a $3.1 million decrease in capital gains.

INCOME BEFORE INCOME TAXES of this segment decreased $.2 million (3%) to $8.3 million, due primarily to a $3.1 million decrease in capital gains, partially offset by an increase in premiums earned and a decrease in underwriting expenses (primarily insurance losses) in relation to premiums earned.

FINANCIAL CONDITION

The Registrant utilizes a broad base of financial sources for its liquidity and capital requirements. Cash is provided from both operations and several different sources of borrowings, including unsecured borrowings under bank lines of credit, the issuance of commercial paper and sales of medium- and long-term debt in the U.S. and foreign financial markets.

Under certain interest rate exchange agreements, the Registrant makes periodic fixed payments in exchange for periodic variable payments. The Registrant enters into such agreements to mitigate its exposure to increases in interest rates on a portion of its variable rate debt. During the first nine months of 1997, the Registrant had $319.2 million of these agreements go into effect.
These agreements have a weighted average original term of 2.8 years and expire through 2002.

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

         Omitted in accordance with General Instruction H(2)(b).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted in accordance with General Instruction H(2)(b).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 *(12) -- Statement of Computation of Number of Times Fixed
                          Charges Earned.

                 *(27) -- Financial Data Schedule.

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


                                             AVCO FINANCIAL SERVICES, INC.
                                                      (Registrant)


Date: November 12, 1997                      By: /s/ GARY L. FITE
                                                 -----------------------------
                                                     Gary L. Fite
                                                     Executive Vice President
                                                     and Controller
                                                     (Chief Accounting Officer)