Form 10-K
period 1997-12-31
AVCO FINANCIAL SERVICES INC
filed 1998-03-26
CIK 8795

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]   No  [ ]

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

     At December 31, 1997, the Registrant had 500,000 shares of common stock ($1 par value per share) outstanding, all of which are owned by Textron Inc.

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

     The Registrant provides financial services to consumers and businesses worldwide. Consumer lending has been the focus of the Registrant's finance business; however, in 1996, the Registrant embarked on a strategy to expand its commercial financing in the international sector. Accordingly, the Registrant's finance receivables presented below have been segregated into two categories, consumer and commercial. For years prior to 1997, certain reclassifications have been made to be consistent with the 1997 presentation.

     The Registrant's consumer lending activities consist primarily of the following: (i) consumer loans which are unsecured or secured by personal property for relatively small amounts and short periods; (ii) real estate loans which are secured by real property for larger amounts and for considerably longer periods; and (iii) retail installment contracts, principally covering personal property. Its consumer loan business is conducted through a network of branch offices. At December 31, 1997, the Registrant operated 1,199 consumer finance offices located throughout the United States, the Commonwealth of Puerto Rico, the Virgin Islands, Australia, Canada, Hong Kong, India, Ireland, New Zealand, Spain, Sweden and the United Kingdom.

     The Registrant's commercial business focuses primarily on equipment leasing and inventory financing. During 1996 and 1997, the Registrant acquired or opened commercial financing operations in Australia, Canada, France, India, and the United Kingdom. Such operations added to its commercial lending business already being conducted in Australia and Hong Kong. The Registrant's commercial business portfolio grew to approximately $900 million at December 31, 1997, from approximately $300 million at December 31, 1996.

     Through various insurance subsidiaries, the Registrant also offers a variety of insurance products to its consumer loan customers and customers of independent financial institutions. Such products include credit life, credit disability and casualty insurance.

     For a summary of revenues, income before income taxes, and identifiable assets by industry segment, see Note 7 to the Consolidated Financial Statements of the Registrant.

     At December 31, 1997, the Registrant employed approximately 7,900 persons.

FINANCE OPERATIONS

  Finance Receivables Outstanding

     The Registrant's finance receivable portfolio consists of the following:

                                                        Year ended December 31,
                                       ---------------------------------------------------------
                                         1997        1996        1995        1994        1993
                                       ---------   ---------   ---------   ---------   ---------
                                                        (Thousands of dollars)
DOMESTIC:
Consumer loans....................... $1,582,119  $1,794,932  $1,731,912  $1,669,686  $1,508,343
Real estate loans....................  1,603,904   1,721,008   1,696,090   1,737,606   1,660,793
Retail installment contracts.........    736,808     630,117     605,623     650,882     394,239
                                      ----------  ----------  ----------  ----------  ----------
     Total consumer finance..........  3,922,831   4,146,057   4,033,625   4,058,174   3,563,375
     Commercial finance..............         --          --      81,516      81,920      75,514
                                      ----------  ----------  ----------  ----------  ----------
          Total domestic.............  3,922,831   4,146,057   4,115,141   4,140,094   3,638,889

INTERNATIONAL:
Consumer loans.......................  1,440,503   1,411,130   1,289,315   1,052,219     881,651
Real estate loans....................    790,985     825,842     816,529     678,015     601,264
Retail installment contracts.........    684,870     579,213     530,207     456,400     347,759
                                      ----------  ----------  ----------  ----------  ----------
     Total consumer finance..........  2,916,358   2,816,185   2,636,051   2,186,634   1,830,674
     Commercial finance..............    903,452     291,496     182,334       9,640          --
                                      ----------  ----------  ----------  ----------  ----------
          Total international........  3,819,810   3,107,681   2,818,385   2,196,274   1,830,674
                                      ----------  ----------  ----------  ----------  ----------
          Total...................... $7,742,641  $7,253,738  $6,933,526  $6,336,368  $5,469,563
                                      ==========  ==========  ==========  ==========  ==========

     The following table presents the Registrant's outstanding finance receivables by country:

                                                                           Total
                                       Consumer     Commercial    ------------------------
                                       Finance       Finance       Dollars      % of Total
                                      ----------    ----------    ----------    ----------
                                              (Thousands of dollars)
Australia...........................  $  737,018     $424,892     $1,161,910       15.0%
Canada..............................   1,104,929       88,215      1,193,144       15.4
France..............................          --      105,398        105,398        1.4
Hong Kong...........................     230,679      143,893        374,572        4.9
India...............................       1,529        2,019          3,548        0.0
New Zealand.........................      55,167           --         55,167        0.7
Spain...............................      40,870           --         40,870        0.5
Sweden..............................      33,767           --         33,767        0.4
United Kingdom......................     712,399      139,035        851,434       11.0
United States.......................   3,922,831           --      3,922,831       50.7
                                      ----------     --------     ----------      -----
     Total..........................  $6,839,189     $903,452     $7,742,641      100.0%
                                      ==========     ========     ==========      =====

     For a summary of revenues, income before income taxes and identifiable assets by geographic area, see Note 7 to the Consolidated Financial Statements of the Registrant.

     At December 31, 1997, finance receivables in the United States represented 51% of the Registrant's total finance receivables outstanding. At such date, receivables outstanding in no state exceeded 9% of the United States' portfolio, except California in which outstanding receivables represented 16% of the United States' portfolio and 8% of the consolidated portfolio.

  Consumer Loans and Real Estate Loans

     The Registrant makes consumer loans to individuals primarily on the basis of the borrower's income while real estate loans consider both the borrower's income and the value of the real estate. The Registrant's real estate loans consist primarily of loans made to individuals which are secured by first or second mortgages on single family homes. Both consumer and real estate loans are limited to amounts which the borrower appears able to repay without hardship. In 1997, the Registrant received collateral on 53% of the dollar amount of consumer loans (including refinancings) made during the year. The realizable value of the household goods or other property on which liens are taken as security is in many cases less than the amount of the contract. For real estate loans, the amount of the loan is limited to a maximum of 85% of the unencumbered appraised market value. Of the aggregate of 873,151 consumer and real estate loans written during the year ended December 31, 1997, approximately 47% included advances to refinance outstanding balances. Subject to governmental restrictions, the Registrant makes loans secured by consumer goods for varying periods, with original contractual terms generally not exceeding 4 years. Loans secured by real estate generally do not exceed 15 years. During 1997, the weighted average maturity of real estate loans written was approximately 11 years.

     A summary of the Registrant's consumer and real estate loan accounts written (excluding both refinanced balances and receivables acquired from other finance companies) and outstanding was as follows:

                                                        Year ended December 31,
                                       ---------------------------------------------------------
                                         1997        1996        1995        1994        1993
                                       ---------   ---------   ---------   ---------   ---------
                                                        (Thousands of dollars*)
New funds advanced
  Consumer loans
     Funds advanced..................  $1,805,032  $1,868,293  $1,929,581  $1,736,634  $1,474,139
     Average amount..................  $    2,132  $    2,304  $    2,272  $    2,014  $    1,836
  Real estate loans
     Funds advanced..................  $  678,841  $  635,323  $  709,624  $  727,139  $  642,733
     Average amount..................  $   25,706  $   21,982  $   23,608  $   23,714  $   21,022

Receivables outstanding at end of
  period
  Consumer loans
     Net balance.....................  $3,022,622  $3,206,062  $3,021,227  $2,721,905  $2,389,994
     Average amount..................  $    2,857  $    2,909  $    2,888  $    2,725  $    2,407

  Real estate loans
     Net balance.....................  $2,394,889  $2,546,850  $2,512,619  $2,415,621  $2,262,057
     Average amount..................  $   29,936  $   29,615  $   27,311  $   27,450  $   25,120

------------

* Except average amount.

  Retail Installment Contracts

     The Registrant's sales finance operations consist principally of the purchase, generally without recourse, of retail installment contracts from dealers in automobiles, furniture, television sets, household appliances and floor coverings. Retail installment operations provide a source of new customers for consumer loan business. In general, retail installment contracts carry a lower profit margin than consumer loans, and the volume of such business tends to be more volatile. The Registrant purchases retail installment contracts with original terms generally not exceeding three years.

     The following table summarizes retail installment contracts purchased (excluding any contracts acquired from other finance companies) and outstanding:

                                                         Year ended December 31,
                                       ------------------------------------------------------------
                                              1997                 1996                 1995
                                       ------------------   ------------------   ------------------
                                                         (Thousands of dollars*)
Retail installment contracts
  purchased..........................  $        1,643,996   $        1,298,976   $        1,310,373
Retail installment contracts
  outstanding at end of period:
     Net balance.....................  $        1,421,678   $        1,209,330   $        1,135,830
     Average amount..................  $            1,021   $            1,017   $            1,067

                                               Year ended December 31,
                                       ---------------------------------------
                                              1994                 1993
                                       ------------------   ------------------

Retail installment contracts
  purchased..........................  $        1,319,291   $        1,041,981
Retail installment contracts
  outstanding at end of period:
     Net balance.....................  $        1,107,282   $          741,998
     Average amount..................  $            1,042   $              859

------------

* Except average amount.

  Commercial Receivables

     At December 31, 1997, commercial receivables outstanding of $903.5 million consisted primarily of equipment finance lease receivables and inventory financing generated by the Registrant's international operations. The finance leases are generally written for periods not exceeding 7 years. Inventory financing receivables generally mature within one year.

     Finance leases are secured by the financed equipment and, in some instances, are personally guaranteed by the principals or include recourse arrangements with the originating vendor. Inventory financing receivables are secured by the inventory of the borrowing distributor or dealer and, in some programs, by recourse arrangements with the original manufacturer.

  Finance Yields

     The annual finance charge as a percent of average receivables outstanding (yield) was as follows:

                                                      Year ended December 31,
                                                      -----------------------
                                                      1997     1996     1995
                                                      -----    -----    -----
Consumer finance
  Domestic..........................................  17.29%   17.76%   17.33%
  International.....................................  19.90%   20.41%   20.12%
     Total consumer finance.........................  18.36%   18.82%   18.40%
Commercial finance
  Domestic..........................................     --    16.27%   17.16%
  International.....................................  11.73%   11.40%   11.65%
     Total commercial finance.......................  11.73%   12.38%   13.31%
     Total..........................................  17.77%   18.52%   18.20%

  Finance Revenues

     Revenues from finance receivables are affected by the level of receivables outstanding, the interest rate environment, competitive pressures, and the product mix. The following table summarizes the changes in revenues due to both the level of receivables outstanding and finance receivable yields:

                                                         Year ended December 31,
                                                         ------------------------
                                                            1997          1996
                                                         ----------    ----------
                                                          (Thousands of dollars)
Change due to:
  Growth in receivables
     Consumer finance
       Domestic........................................   $ 22,744      $(23,566)
       International...................................     29,918        22,028
                                                          --------      --------
          Total consumer finance.......................     52,662        (1,538)
     Commercial finance
       Domestic........................................         --        (3,028)
       International...................................     48,338         5,856
                                                          --------      --------
          Total commercial finance.....................     48,338         2,828
                                                          --------      --------
          Total impact of growth.......................    101,000         1,290
  Finance charge yield
     Consumer finance
       Domestic........................................    (18,355)       17,297
       International...................................     (8,587)        8,619
                                                          --------      --------
          Total consumer finance.......................    (26,942)       25,916
     Commercial finance
       Domestic........................................    (10,365)         (732)
       International...................................        797           775
                                                          --------      --------
          Total commercial finance.....................     (9,568)           43
                                                          --------      --------
          Total impact of yield changes................    (36,510)       25,959
                                                          --------      --------
Total..................................................   $ 64,490      $ 27,249
                                                          ========      ========

     Receivable growth in international operations is affected by fluctuations in foreign currency exchange rates. Increases (decreases) in receivable growth due to foreign currency translation for the years ended December 31, 1997 and 1996 were $(279.0) million and $130.1 million, respectively.

  Nonearning Assets

     Accrual of interest income is suspended for accounts which are contractually delinquent by more than three payments. Once an account is suspended, subsequent interest income is recognized when collected.

     Nonearning assets represent those finance receivables on which both the accrual of interest income has been suspended and for which no payment of principal or interest has been received for more than 30 days. Domestic and international nonearning assets totaled approximately $89.3 million and $47.5 million, respectively, at December 31, 1997 and $90.2 million and $50.5 million, respectively, at December 31, 1996. For 1997, the impact of nonearning assets on revenues was not material.

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

     Foreclosed real estate loans are transferred out of finance receivables into other assets at the lower of fair value (less estimated costs to sell) or the outstanding loan balance. The difference between the amount transferred and the outstanding loan balance is written off. Subsequent gains and losses on the disposition of real estate owned are reflected in other operating expenses. At December 31, 1997 and 1996, real estate owned was $56.6 million and $48.0 million, respectively.

     The following table summarizes the amount of net credit losses, the percentage which these items bear to average finance receivables, and the allowance for losses as a percentage of finance receivables. See Note 2 to the Consolidated Financial Statements of the Registrant for an analysis of the allowance for losses for the five years ended December 31, 1997.

                                                     Year ended at December 31,
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
                                                       (Thousands of dollars)
Net Credit Losses
  Consumer finance
     Real estate loans..............  $ 16,773    $ 20,577    $ 20,153    $ 19,303    $ 23,537
     Other loans*...................   202,327     171,018     120,796      91,213      85,645
                                      --------    --------    --------    --------    --------
          Total consumer finance....   219,100     191,595     140,949     110,516     109,182
  Commercial finance................     1,993       3,080       2,941       2,918       2,311
                                      --------    --------    --------    --------    --------
          Total.....................  $221,093    $194,675    $143,890    $113,434    $111,493
                                      ========    ========    ========    ========    ========
Net Credit Losses as a Percentage of
  Average Finance Receivables
  Consumer finance
     Real estate loans..............     0.67%       0.82%       0.80%       0.84%       1.07%
     Other loans*...................     4.63%       4.21%       2.96%       2.75%       2.91%
          Total consumer finance....     3.18%       2.91%       2.14%       1.97%       2.13%
  Commercial finance................     0.30%       0.97%       1.08%       3.62%       3.29%
          Total.....................     2.93%       2.82%       2.10%       1.99%       2.14%
Allowance for Losses to Finance
  Receivables
  Consumer finance..................     3.25%       3.06%       2.84%       2.84%       2.83%
  Commercial finance................     1.76%       1.79%       2.26%       3.42%       3.30%

---------------

* Includes consumer loans and retail installment contracts.

     The following table presents for the five years ended December 31, 1997 loans on which one or more installments were more than 60 days delinquent on a contractual basis (expressed as a percentage of the related gross receivables outstanding):

                                                     Year ended at December 31,
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
Consumer finance
  Real estate loans.................     1.70%       1.89%       1.76%       1.29%       1.45%
  Other loans*......................     4.28%       3.96%       3.50%       2.84%       3.12%
          Total consumer finance....     3.42%       3.25%       2.89%       2.28%       2.46%
Commercial finance..................     1.02%       0.79%       0.89%       1.97%       1.85%
          Total.....................     3.16%       3.20%       2.81%       2.27%       2.45%

---------------

* Includes consumer loans and retail installment contracts.

  Sources of Funds

     The Registrant's finance operations are financed from its common stock, additional paid-in capital, retained earnings, unsecured borrowings against bank lines of credit, unsecured commercial paper borrowings and unsecured medium- and long-term borrowings.

     The cost of borrowing, which is generally affected by changes in interest rates, represents a material expense of the Registrant. The Registrant's average annual cost of borrowed funds, for each fiscal year 1997 through 1995, grouped by major categories of borrowing, was as follows:

                                                     Year ended December 31,
                                                     -----------------------
                                                     1997     1996     1995
                                                     -----    -----    -----
Domestic debt
  Commercial paper and bank borrowings.............  5.65%    5.54%    6.08%
  Senior and senior subordinated notes*............  6.51%    6.74%    6.89%
          Total domestic...........................  6.15%    6.28%    6.59%
International debt
  Commercial paper and bank borrowings.............  6.14%    7.15%    8.26%
  Senior and senior subordinated notes*............  7.41%    8.48%    8.81%
          Total international......................  6.71%    7.80%    8.53%
     Total.........................................  6.39%    6.88%    7.32%

---------------

* Includes savings deposits

     Since the maximum rates which the Registrant may charge on certain consumer loans are limited by law in many jurisdictions in the United States (see "Regulation"), any rise in prevailing interest rates adversely affects the profitability of the Registrant's finance operations.

     The Registrant's net interest margins were as follows:

                                                                  Year ended December 31,
                                        ---------------------------------------------------------------------------
                                                 1997                      1996                      1995
                                        -----------------------   -----------------------   -----------------------
                                          Amount     Percent(1)     Amount     Percent(1)     Amount     Percent(1)
                                        ----------   ----------   ----------   ----------   ----------   ----------
                                                                  (Thousands of dollars)
Interest, discount and service
  charges.............................  $1,341,177      17.77%    $1,276,687      18.52%    $1,249,438      18.20%
Interest and debt expense.............     434,055       5.75        426,260       6.18        455,379       6.64
                                        ----------     ------     ----------     ------     ----------     ------
    Net interest margin...............  $  907,122      12.02%    $  850,427      12.34%    $  794,059      11.56%
                                        ==========     ======     ==========     ======     ==========     ======

---------------

(1) Rates are expressed as a percent of average finance receivables outstanding for the indicated period.

     The interest expense on borrowings is affected by the level of debt outstanding, the interest rate environment, and the mix of types of borrowings. The changes in interest expense due to changes in the level of debt outstanding and the average cost of borrowing were as follows:

                                                         Year Ended December 31,
                                                         ------------------------
                                                            1997          1996
                                                         ----------    ----------
                                                          (Thousands of dollars)
Change due to:
  Growth in debt
     Domestic..........................................   $  6,215      $ (8,900)
     International.....................................     27,800         6,515
                                                          --------      --------
          Total impact of growth.......................     34,015        (2,385)
  Borrowing rate
     Domestic..........................................     (5,521)      (11,682)
     International.....................................    (20,699)      (15,052)
                                                          --------      --------
          Total impact of rate changes.................    (26,220)      (26,734)
                                                          --------      --------
     Total.............................................   $  7,795      $(29,119)
                                                          ========      ========

INSURANCE OPERATIONS

     The Registrant is engaged in the credit life, credit disability and casualty insurance business in most states of the United States, Australia, Canada, and New Zealand. Where applicable laws permit, the Registrant makes available to customers credit life, credit disability and casualty insurance through the Registrant's consumer finance operations or independent companies. During 1997, approximately 70% of the credit life and credit disability insurance business and approximately 18% of the casualty insurance business was derived from the Registrant's finance customers. The remaining credit life, credit disability and casualty insurance business is written with customers on a direct basis or through independent agents.

     The casualty business consists primarily of insurance covering collateral protection, involuntary unemployment, personal property and automobile physical damage.

     The following table summarizes the results of the Registrant's insurance operations by major line of business:

                                                               Year ended December 31,
                                              ---------------------------------------------------------
                                                1997        1996        1995        1994        1993
                                              ---------   ---------   ---------   ---------   ---------
                                                                                 (Thousands of dollars)
Credit Life, Credit Disability and Other

  Premiums written..........................  $ 170,860   $ 151,048   $ 145,243   $ 151,370   $ 135,218
                                              =========   =========   =========   =========   =========
  Premiums earned...........................  $ 151,255   $ 145,026   $ 139,105   $ 131,840   $ 127,458
  Investment income.........................     33,488      38,258      35,594      20,239      19,793
  Losses and adjustment expenses, less
    recoveries..............................    (63,723)    (64,211)    (61,782)    (58,268)    (59,306)
  Expenses..................................    (62,838)    (61,218)    (58,535)    (55,019)    (54,826)
  Income taxes..............................    (18,830)    (19,007)    (18,043)    (11,567)    (10,514)
                                              ---------   ---------   ---------   ---------   ---------
  Net income................................  $  39,352   $  38,848   $  36,339   $  27,225   $  22,605
                                              =========   =========   =========   =========   =========
Casualty
  Premiums written..........................  $ 264,136   $ 254,931   $ 240,723   $ 173,380   $ 158,645
                                              =========   =========   =========   =========   =========
  Premiums earned...........................  $ 262,748   $ 253,615   $ 210,654   $ 155,538   $ 150,954
  Investment income.........................     24,040      25,942      19,447      24,085      23,532
  Losses and adjustment expenses, less
    recoveries..............................   (120,435)   (119,846)    (93,695)    (69,417)    (72,764)
  Expenses..................................   (121,100)   (120,633)   (107,870)    (82,848)    (82,894)
  Income taxes..............................    (15,307)    (13,041)     (9,275)     (8,966)     (5,004)
                                              ---------   ---------   ---------   ---------   ---------
  Net income................................  $  29,946   $  26,037   $  19,261   $  18,392   $  13,824
                                              =========   =========   =========   =========   =========
Total Operations
  Premiums written..........................  $ 434,996   $ 405,979   $ 385,966   $ 324,750   $ 293,863
                                              =========   =========   =========   =========   =========
  Premiums earned...........................  $ 414,003   $ 398,641   $ 349,759   $ 287,378   $ 278,412
  Investment income(1)......................     57,528      64,200      55,041      44,324      43,325
  Losses and adjustment expenses, less
    recoveries..............................   (184,158)   (184,057)   (155,477)   (127,685)   (132,070)
  Expenses..................................   (183,938)   (181,851)   (166,405)   (137,867)   (137,720)
  Income taxes..............................    (34,137)    (32,048)    (27,318)    (20,533)    (15,518)
                                              ---------   ---------   ---------   ---------   ---------
  Net income................................  $  69,298   $  64,885   $  55,600   $  45,617   $  36,429
                                              =========   =========   =========   =========   =========

---------------

(1) Investment income includes capital gains of $5.2 million, $11.2 million, $3.2 million, $2.8 million and $4.3 million for the years 1997 through 1993, respectively.

     Included in the assets of the Registrant's insurance operations at December 31, 1997 were investments in securities carried at $825.5 million for which the aggregate cost was $805.4 million. At December 31, 1997, the Registrant carried a valuation adjustment for these investments totaling $13.1 million. This valuation adjustment represents the excess of aggregate estimated fair value over aggregate cost of its securities (net of applicable taxes).

     The composition of invested assets of the Registrant's insurance operations at December 31, 1997 and 1996 and the returns on such investments for the years then ended were as follows:

                                                     1997                   1996
                                              -------------------    -------------------
                                               Amount     Percent     Amount     Percent
                                              --------    -------    --------    -------
                                                        (Thousands of dollars)
Composition of Invested Assets
  Equities, at market
     Preferred..............................  $  5,716        .7%    $  7,102        .9%
     Common.................................    13,371       1.6       17,842       2.1
  Bonds available for sale, at estimated
     fair value(1)..........................   748,694      88.3      682,116      84.0
  Commercial paper, at estimated fair value
     (approximates cost)....................    56,299       6.6       89,180      11.0
  First mortgages on real estate, at cost...     1,423        .2        1,975        .2
                                              --------               --------
     Investments............................   825,503                798,215
  Other invested assets.....................     3,839        .5        3,507        .5
  Cash......................................    18,078       2.1       10,761       1.3
                                              --------     -----     --------     -----
          Total.............................  $847,420       100%    $812,483     100.0%
                                              ========     =====     ========     =====
Return on Invested Assets
  Investment income (before taxes)(2).......  $ 57,528               $ 64,200
  Mean invested assets......................  $821,126               $765,653
  Return on mean invested assets, before
     taxes..................................       7.0%                   8.4%
  Return on mean invested assets, after
     taxes..................................       4.7%                   5.7%

---------------

(1) Substantially all of the Registrant's bond portfolio is in investment grade securities.

(2) Includes capital gains and losses set forth in note (1) to the immediately preceding table.

REGULATION

     The Registrant's loan business is regulated by laws which are in force in certain jurisdictions in which the Registrant operates and which, among other things, limit maximum charges for loans, the maximum amount and terms thereof. In jurisdictions within Australia, the United Kingdom and the United States, laws also require that each office conducting a consumer loan business be separately licensed. Such licenses have limited terms, but are renewable, and are subject to revocation for cause. Laws under which the Registrant operates also require disclosure to customers of the annual simple interest rate and other basic terms of most credit transactions and give customers a limited right to cancel certain loans and retail installment contracts without penalty. The Registrant is also subject to legislation addressing, among other things, issues of credit discrimination.

     In addition, in certain jurisdictions in which the Registrant operates, the retail installment business conducted by it is subject to regulations and legislation which, among other things, limit the rates which may be charged and require disclosure to customers of specific terms of the financing transactions.

     The insurance businesses are subject to licensing and detailed regulation by governmental authorities, and the rates charged on certain lines of insurance are subject to governmental limitation and change. Insurance regulations also include limitations on the amounts of dividends that can be paid by insurance companies.

     The laws of many jurisdictions in which the Registrant's insurance subsidiaries are admitted to do business require as a condition of admission that all insurance companies so admitted collectively guarantee to policyholders the benefits payable under policies issued by other insurance companies admitted in the particular jurisdictions up to statutory levels. The Registrant's insurance subsidiaries have not been required to date to make any significant payments pursuant to such guarantees. While the amount of any assessments which may be made in the future cannot be predicted, the Registrant does not believe the total assessments, if any, will be material to its net income or financial condition.

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

ITEM 2.  PROPERTIES

     Almost all of the offices of the Registrant are occupied under leases. Reference is made to Note 9 to the Consolidated Financial Statements of the Registrant for information concerning the Registrant's lease obligations. The Registrant does not own any substantial amount of physical property other than properties acquired by enforcing security interests and office furniture and fixtures. Of the 1,199 loan offices which the Registrant operated at December 31, 1997, 715 were located in the United States, the Virgin Islands and the Commonwealth of Puerto Rico, 215 in Canada, 141 in Australia and 98 in the United Kingdom.

ITEM 3.  LEGAL PROCEEDINGS

     Because the business of the Registrant involves the collection of numerous accounts, the validity of liens, accident and other damage or loss claims under many types of insurance, and compliance with state and federal consumer laws, the Registrant and its subsidiaries are plaintiffs and defendants in numerous legal proceedings, including individual and class action proceedings which seek compensatory, treble or punitive damages in substantial amounts. The outcome of specific legal proceedings could be unfavorable to the Registrant or any subsidiary. It is the opinion of the Registrant's management, based upon the advice of its counsel, that the aggregate liability from pending or threatened litigation will not have a material effect on the Registrant's net income or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted in accordance with General Instruction J(2)(c).

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

     Textron Inc. owns all of the outstanding common stock of the Registrant.

     Dividends of $147.8 million and $94.9 million were declared and paid in 1997 and 1996, respectively. See Note 8 to the Consolidated Financial Statements of the Registrant regarding restrictions as to dividend availability.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial information has been derived from the Consolidated Financial Statements for the five years ended December 31, 1997 and is reported upon in the "Report of Independent Auditors" included on page 16. The information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Consolidated Financial Statements and accompanying notes, included elsewhere in this report.

                                                          Year ended December 31,
                                       --------------------------------------------------------------
                                          1997         1996         1995         1994         1993
                                       ----------   ----------   ----------   ----------   ----------
                                                           (Thousands of dollars)
REVENUES AND INCOME

Revenues
  Financial Services and Related
     Insurance.......................  $1,574,412   $1,499,488   $1,444,893   $1,214,918   $1,145,756
  Nonrelated Insurance...............     278,853      260,582      219,094      173,316      178,308
                                       ----------   ----------   ----------   ----------   ----------
          Total Revenues.............  $1,853,265   $1,760,070   $1,663,987   $1,388,234   $1,324,064
                                       ==========   ==========   ==========   ==========   ==========
Income Before Income Taxes
  Financial Services and Related
     Insurance.......................  $  281,821   $  278,825   $  271,299   $  242,314   $  217,789
  Nonrelated Insurance...............      29,516       19,734       16,160       16,796        7,995
                                       ----------   ----------   ----------   ----------   ----------
          Total income before income
            taxes....................     311,337      298,559      287,459      259,110      225,784
Income taxes.........................     115,221      111,552      108,056       96,781       83,755
                                       ----------   ----------   ----------   ----------   ----------
Net Income...........................  $  196,116   $  187,007   $  179,403   $  162,329   $  142,029
                                       ==========   ==========   ==========   ==========   ==========
Ratio of Income to Fixed
  Charges(1).........................     1.7          1.7          1.6          1.7          1.7
                                       ==========   ==========   ==========   ==========   ==========
FINANCIAL CONDITION
Receivables Outstanding..............  $7,742,641   $7,253,738   $6,933,526   $6,336,368   $5,469,563
Investments..........................     996,407      927,571      852,450      704,244      655,690
Consolidated Assets..................   8,809,898    8,195,059    7,790,948    7,038,291    6,122,960
Debt (excludes savings deposits)
  Commercial paper and banks.........   3,174,190    2,766,994    2,413,601    2,430,291    1,959,063
  Notes..............................   3,735,522    3,630,889    3,746,652    3,168,178    2,851,399
Stockholder's Equity.................   1,210,515    1,152,686    1,028,230      893,744      827,511

------------

(1) See Note 1 to the Consolidated Financial Statements of the Registrant for computation of "Ratio of Income to Fixed Charges".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     1997 VS. 1996 -- Revenues for 1997 were $1.853 billion compared to $1.760 billion for 1996, an increase of $93 million (5%). Income before income taxes for 1997 was $311 million compared to $299 million for 1996, an increase of $13 million (4%). These results reflect increases in both the Financial Services and Related Insurance segment and the Nonrelated Insurance segment of the Registrant's operations.

  Financial Services and Related Insurance

     REVENUES of this segment increased $75 million (5%) to $1.574 billion, due primarily to: (i) an increase in average finance receivables ($7.546 billion in 1997 vs. $6.892 billion in 1996) due primarily to acquisitions in 1997 of approximately $720 million of finance receivables, which consist of consumer receivables ($186 million) and commercial receivables ($534 million), partially offset by a decrease in receivable yields (17.77% in 1997 vs. 18.52% in 1996), reflecting both decreases in consumer finance yields and the impact of the increase in commercial receivables, which have lower yields; (ii) an increase in investment and other income due primarily to gains of $22 million on the sale of certain underperforming branches in 1997, compared to a $7 million gain on the sale of the U.S. small-ticket leasing operation in 1996, partially offset by a decrease of $3 million in capital gains.

     INCOME BEFORE INCOME TAXES of this segment increased $3 million (1%) to $282 million, due primarily to: (i) an increase in average finance receivables;
(ii) an increase in investment and other income of $15 million due primarily to a $22 million gain on the sale of certain underperforming branches in 1997, compared to a $7 million gain on the sale of the U.S. small-ticket leasing operation in 1996, partially offset by a decrease of $3 million in capital gains; and (iii) a reduction in the cost of borrowed funds (6.39% in 1997 vs. 6.88% in 1996). Partially offsetting these increases were: (i) a decrease in receivable yields; (ii) an increase in the provision for credit losses due primarily to an increase in the ratio of net credit losses to average finance receivables (2.93% in 1997 vs. 2.82% in 1996); and (iii) higher operating expenses due primarily to international expansion and the start-up of centralized sales processing centers in the U.S. and Canada.

     The proliferation of credit cards continues to provide the consumer with an alternative source of funds, and as a result, the increase in consumer debt has continued to burden the consumer finance customer, resulting in higher delinquencies and charge-offs. This has been particularly true in the U.S. where charge-offs have increased and receivables outstanding have decreased. In order to make better use of its capital resources, the Registrant has undertaken a strategic review of its U.S. operations. This review, which will encompass underperforming branches, started in June 1997 and should be completed by year-end 1998. Each underperforming branch is being reviewed and when it is determined that a branch will not meet certain profitability standards, it will be sold. The Registrant does not anticipate these actions to result in any losses. Although the strategic review resulted in 47 branches being sold in 1997, the Registrant also opened 47 new branches in the U.S. while closing 38 branches as part of its normal operations. At December 31, 1997, the Registrant had 1,199 branches, of which 715 were in the U.S.

  Nonrelated Insurance

     REVENUES of this segment increased $18 million (7%) to $279 million, due primarily to an increase in premiums earned and a higher level of investment income, partially offset by lower capital gains.

     INCOME BEFORE INCOME TAXES of this segment increased $10 million (50%) to $29 million, due primarily to a decrease in insurance losses, commissions and other operating expenses in relation to premiums earned and a higher level of investment income, partially offset by lower capital gains.

     1996 VS. 1995 -- Revenues for 1996 were $1.760 billion compared to $1.664 for 1995, an increase of $96 million (6%). Income before taxes for 1996 was $299 million compared to $287 million for 1995, an increase of $11 million (4%). These results reflect increases in both the Financial Services and Related Insurance segment as the Nonrelated Insurance segment of the Registrant's operations.

  Financial Services and Related Insurance

     REVENUES of this segment increased $55 million (4%) to $1.499 billion, due primarily to: (i) an increase in finance receivable yields (18.52% in 1996 vs. 18.20% in 1995), which had the effect of increasing revenues by approximately $25 million; (ii) an increase in premiums earned associated with an increase in premiums written; and (iii) an increase in investment and other income, attributable to an increase in capital gains resulting from a higher volume of sales in the bond investment portfolio and a gain on the sale of certain finance receivables.

     INCOME BEFORE INCOME TAXES of this segment increased $7 million (3%) to $279 million, due primarily to: (i) the increase in revenues and (ii) a decrease in the cost of borrowed funds (6.88% in 1996 vs. 7.32% in 1995). These factors were partially offset by an increase in the provision for credit losses attributable to an increase in the ratio of net credit losses to average finance receivables (2.82% in 1996 vs. 2.10% in 1995) and the strengthening of the allowance for credit losses (3.01% of finance receivables outstanding at December 31, 1996 vs. 2.82% at December 31, 1995).

  Nonrelated Insurance

     REVENUES of this segment increased $41 million (19%) to $261 million, due primarily to an increase in premiums earned associated with an increase in premiums written (resulting from growth in existing accounts as well as the addition of new accounts in the second half of 1995).

     INCOME BEFORE INCOME TAXES of this segment increased $4 million (22%) to $20 million, due primarily to: (i) an increase in investment income attributable to a higher level of investments outstanding and higher capital gains and (ii) a decrease in underwriting expenses in relation to earned premiums. These favorable factors were partially offset by higher losses in all lines of business.

LIQUIDITY/CAPITAL RESOURCES

     The Registrant's business consists of its finance operations and insurance operations. The insurance operations have historically generated positive cash flows sufficient to preclude the need for borrowings.

     The Registrant utilizes a broad base of financial sources for its liquidity and capital requirements. Cash is provided from both operations and several different sources of borrowings, including unsecured borrowings under bank lines of credit, the issuance of commercial paper and sales of medium and long-term debt in the U.S. and foreign financial markets.

     For liquidity purposes, the Registrant has a policy of maintaining sufficient unused bank lines of credit to support its outstanding commercial paper. The commercial paper coverage ratio at December 31, 1997, was 107.4%. For further information regarding commercial paper and bank lines of credit, see
Note 5 to the Consolidated Financial Statements of the Registrant.

     At December 31, 1997, $2.39 billion (31%) of the Registrant's finance receivables were represented by residential real estate loans, secured primarily by first and second mortgages on single family homes, which averaged $30 thousand in outstanding principal balance per loan. Such loans are geographically dispersed among many customers, and the loan amounts are limited to a maximum of 85% of the unencumbered appraised market value at the date of the loans, although most loans are made at significantly lower loan to value ratios. The Registrant believes that substantially all such loans remain fully secured.

     Foreclosed real estate loans are transferred out of finance receivables into other assets at the lower of fair value (less estimated costs to sell) or the outstanding loan balance. The carrying value of real estate owned is periodically reevaluated and, where appropriate, adjustments are made to reflect subsequent decreases in fair value. At December 31, 1997, real estate classified in other assets aggregated $56.6 million.

     At December 31, 1997, the Registrant had an investment portfolio of $996.4 million, primarily represented by high quality, investment grade debt securities. Such portfolio included $194.6 million ($196.9 million market value) of mortgage-backed securities, including $54.8 million guaranteed by the U.S. Government or agencies thereof.

     The amount of net assets of the Registrant available for cash dividends and other payments to its parent, Textron Inc., is restricted by the terms of lending agreements and insurance statutory requirements. The Registrant paid dividends of $147.8 million, $94.9 million and $90.1 million to Textron Inc. in 1997, 1996 and 1995, respectively. See Note 8 to the Consolidated Financial Statements of the Registrant for restrictions on the declaration or payment of cash dividends.

     In late 1997, the Registrant changed its dividend policy so that its dividends will be paid based upon maintaining the Registrant's tangible leverage ratio at approximately 6.5:1. Under the previous policy, dividends could not exceed an amount equal to 50% of net earnings during each fiscal year.

FINANCIAL RISK MANAGEMENT

  Interest Rate Risk:

     The Registrant is exposed to interest rate risk from its various interest sensitive assets and liabilities. As a result, the Registrant's financial results could be affected by changes in U.S. and foreign interest rates. As part of managing this risk, the Registrant enters into interest rate exchange agreements to convert certain variable-rate debt to long-term fixed-rate debt and vice versa. The overall objective of the Registrant's interest rate risk management is to reduce the risk that near-term earnings could be adversely affected by changes in interest rates while also reducing the overall cost of debt.

     By adjusting the underlying effective interest rate of certain debt instruments with these agreements, the Registrant is better able to match the effective maturity and interest rates of the debt to certain finance receivables to reduce the risk of the interest rate margins declining from increases in interest rates. The Registrant has interest sensitive assets and liabilities that are not perfectly matched. Management continuously monitors this situation to ensure that the net unmatched position is within acceptable limits. If the unmatched positions were to exceed the acceptable limits, then corrective action would be implemented. The difference between the variable-rate the Registrant received and the fixed-rate it paid on interest rate exchange agreements increased its reported interest expense by $18.2 million in 1997, $16.8 million in 1996 and $10.9 million in 1995.

     For a further discussion of interest rate exchange agreements, see Note 1 to the Consolidated Financial Statements of the Registrant.

  Foreign Exchange Risks:

     A portion of the Registrant's cash flows are denominated in foreign currencies. As a result, the Registrant is exposed to exchange rate market risks. The Registrant's financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Registrant operates. The Registrant's primary exposures are the Canadian dollar, Australian dollar, French franc, British pound and Hong Kong dollar.

     The Registrant funds non-U.S. dollar receivables with debt denominated in the same currency. However, the amount of the Registrant's non-U.S. dollar receivables generally exceeds the amount of debt denominated in that same currency. As such, the effect of changing exchange rates on foreign denominated assets and liabilities is reflected within the translation adjustment in stockholder's equity and is not part of income.

  Quantitative Risk Measures:

     The Registrant has used a value-at-risk model to quantify the market risk inherent in its financial instruments at year end. The value-at-risk model is intended to measure the maximum amount of fair value the Registrant's financial instruments could hypothetically lose over a given time period from adverse movements in interest rates and foreign exchange rates at a 95% confidence level. The model uses the variance-covariance statistical modeling technique and only considers financial instruments (finance receivables, investments, debt, and interest rate swaps) but not all underlying exposures. The model only assumes adverse market conditions and most likely is not indicative of actual results. The estimated value-at-risk amounts representing the potential loss in value the Registrant's financial instruments could realize from adverse changes in interest rates and foreign exchange rates for a one day period are not material.

YEAR 2000 ISSUE

     In early 1997, the Registrant performed a companywide assessment of its computer programs to identify the impact of the Year 2000 Issue on its operations. Some of these programs are critical to operations and could fail to properly process data unless they are modified. The Year 2000 Issue results from many computer programs using only two digits to identify the year in the date field. As a result of this assessment, the Registrant instituted a plan of corrective action. This project, which began in mid-1997, will be carried out both by existing personnel and outside contractors. The Registrant anticipates that all of the necessary internal program modifications will be completed by the end of 1998. During the latter part of 1998 and the first half of 1999, the Registrant will test its ability to communicate electronically with other entities, such as suppliers, independent data processing agencies, and customers. The costs of these efforts are recognized in income as incurred. The costs related to this project did not have a material impact on the Registrant's results of operations in 1997, and they are not anticipated to have a material impact in 1998 or 1999. The Registrant does not expect the Year 2000 Issue to materially affect its financial results, products, services, or competitive conditions in the year 2000 or thereafter.

NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued. This Statement establishes new standards for reporting information about operating segments. This Statement is effective for periods beginning after December 15, 1997. The Registrant is evaluating the impact of this Statement on future segment reporting.

                                 *  *  *  *  *

Forward-looking Information: Certain statements in this Form 10-K, and other oral and written statements made by the Registrant from time to time, are forward-looking statements, including those that discuss strategies, goals, outlook, projected revenues, income, returns and other financial measures, and other non-historical statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (i) continued market demand for the types of financial services offered by the Registrant; (ii) increased contractual delinquencies or credit losses; (iii) ability of the Registrant to utilize a broad base of financial sources for liquidity and capital requirements; (iv) changes in laws or regulations governing the Registrant's finance operations or insurance operations; (v) increased competition; and (vi) changes in worldwide economic and political conditions and the associated impact on interest and foreign exchange rates and consumer bankruptcies and delinquencies. The statement on Year 2000 Issue that appears above is subject to the Registrant's ability to complete the corrective action without unexpected complications and the ability of its suppliers, and customers to successfully modify their own programs. The quantification of the interest-rate and foreign exchange-rate value-at-risk amounts above are also forward-looking statements, but should not be considered projections of future events or losses, since the analysis model only assumes adverse conditions. In addition, the words "believe," "expect," "anticipate," "intend," "aim," "will" and similar words identify forward-looking statements in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Avco Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of Avco Financial Services, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of income, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the accompanying index to financial statements at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avco Financial Services, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1995, 1994 and 1993, and the related consolidated statements of income, cash flows, and changes in stockholder's equity for the years ended December 31, 1994 and 1993 (none of which are presented separately herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ended December 31, 1997, appearing on page 11, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

                                                               ERNST & YOUNG LLP

Orange County, California
January 27, 1998

                         AVCO FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                               (Thousands of dollars)
                                        ASSETS
Finance receivables -- net..................................  $7,233,561    $6,762,507
Investments.................................................     996,407       927,571
Property and equipment......................................      89,982        80,646
Insurance policy acquisition costs..........................      60,863        60,480
Goodwill....................................................      78,406        27,086
Cash........................................................      44,958        15,562
Other.......................................................     305,721       321,207
                                                              ----------    ----------
          TOTAL ASSETS......................................  $8,809,898    $8,195,059
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDER'S EQUITY
Debt........................................................  $6,915,782    $6,403,348
Accounts payable and accrued liabilities....................     347,796       303,713
Insurance reserves and claims
  Unearned insurance premiums...............................     215,968       215,768
  Losses and adjustment expenses............................      64,879        66,758
Income taxes................................................      54,958        52,786
                                                              ----------    ----------
          Total liabilities.................................   7,599,383     7,042,373
                                                              ----------    ----------
Stockholder's equity
  Common stock ($1 par value, 500,000 shares authorized;
     500,000 shares outstanding)............................         500           500
  Additional paid-in capital................................     257,453       137,588
  Retained earnings.........................................   1,089,859     1,041,543
  Securities valuation adjustment...........................      13,056        65,061
  Currency translation adjustment...........................    (150,353)      (92,006)
                                                              ----------    ----------
          Total stockholder's equity........................   1,210,515     1,152,686
                                                              ----------    ----------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY........  $8,809,898    $8,195,059
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                         AVCO FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                  Year ended December 31,
                                                            ------------------------------------
                                                               1997         1996         1995
                                                            ----------   ----------   ----------
                                                                   (Thousands of dollars)
REVENUES
  Interest, discount and service charges..................  $1,341,177   $1,276,687   $1,249,438
  Credit life, credit disability and casualty insurance
     premiums.............................................     414,003      398,641      349,759
  Investment and other income (including net realized
     investment gains)....................................      98,085       84,742       64,790
                                                            ----------   ----------   ----------
          Total revenues..................................   1,853,265    1,760,070    1,663,987

EXPENSES
  Interest and debt expense
     Interest on notes....................................     226,117      240,687      261,223
     Amortization of debt expense.........................       6,782        4,731        4,740
     Interest on commercial paper, bank loans and other
       indebtedness.......................................     201,156      180,842      189,416
                                                            ----------   ----------   ----------
          Total...........................................     434,055      426,260      455,379
  Salaries, wages, and other employee benefits............     323,888      307,224      293,273
  Provision for losses on collection of finance
     receivables..........................................     233,182      203,410      149,143
  Credit life, credit disability and casualty insurance
     losses and adjustment expenses, less recoveries......     184,158      184,057      155,477
  Amortization of insurance policy acquisition costs......      95,129       90,808       79,168
  Other operating expenses................................     271,516      249,752      244,088
                                                            ----------   ----------   ----------
          Total expenses..................................   1,541,928    1,461,511    1,376,528
                                                            ----------   ----------   ----------
Income before income taxes................................     311,337      298,559      287,459
Income taxes..............................................     115,221      111,552      108,056
                                                            ----------   ----------   ----------
NET INCOME................................................  $  196,116   $  187,007   $  179,403
                                                            ==========   ==========   ==========
Ratio of income to fixed charges..........................     1.7          1.7          1.6
                                                               ===          ===          ===

          See accompanying notes to consolidated financial statements.

                         AVCO FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Year ended December 31,
                                                          ---------------------------------------
                                                             1997          1996          1995
                                                          -----------   -----------   -----------
                                                                  (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income............................................  $   196,116   $   187,007   $   179,403
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for losses on collection of finance
       receivables......................................      233,182       203,410       149,143
     Depreciation.......................................       20,464        19,301        19,249
     Gain on sales of investments.......................       (5,217)      (11,218)       (3,167)
     Increase in insurance policy acquisition costs.....         (559)       (5,872)      (11,720)
     Increase in unearned insurance premiums and
       reserves for insurance losses and adjustment
       expenses.........................................       13,389        27,125        68,365
     Increase (decrease) in accounts payable and accrued
       liabilities......................................      (20,850)       13,822         4,881
     Increase (decrease) in income taxes................       15,594        (2,012)      (14,540)
     Other - net........................................       (1,926)      (17,173)      (20,370)
                                                          -----------   -----------   -----------
          Net cash provided by operating activities.....      450,193       414,390       371,244
                                                          -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased...........   (5,682,214)   (4,610,664)   (4,272,148)
  Finance receivables repaid or sold....................    5,244,630     4,222,535     3,957,343
  Purchases of investments available for sale...........     (288,434)     (288,544)     (179,210)
  Proceeds from sales of investments available for
     sale...............................................      151,183       198,562        65,513
  Proceeds from maturities and calls of investments
     available for sale.................................       90,210        49,669        54,935
  Capital expenditures..................................      (38,109)      (31,249)      (22,108)
  Cash used in acquisitions.............................      (85,160)           --       (39,808)
                                                          -----------   -----------   -----------
          Net cash used by investing activities.........     (607,894)     (459,691)     (435,483)
                                                          -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in short-term debt................       66,581       282,940      (307,542)
  Proceeds from issuance of notes.......................      917,736       839,294     1,376,393
  Principal payments on notes...........................     (690,243)     (992,045)     (911,255)
  Increase in savings deposits..........................          823           120           380
  Dividends paid........................................     (147,800)      (94,900)      (90,100)
  Capital Contribution..................................       40,000            --            --
                                                          -----------   -----------   -----------
          Net cash provided by financing activities.....      187,097        35,409        67,876
                                                          -----------   -----------   -----------
Net increase (decrease) in cash.........................       29,396        (9,892)        3,637
Cash at beginning of year...............................       15,562        25,454        21,817
                                                          -----------   -----------   -----------
Cash at end of year.....................................  $    44,958   $    15,562   $    25,454
                                                          ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest..............................................  $   442,087   $   433,607   $   461,587
  Income taxes..........................................  $   109,967   $   111,193   $   122,310

          See accompanying notes to consolidated financial statements.

                         AVCO FINANCIAL SERVICES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                             Additional                  Securities      Currency
                                    Common    paid-in      Retained      valuation      translation
                                    stock     capital      earnings      adjustment     adjustment      Total
                                    ------   ----------   ----------   --------------   -----------   ----------
                                                               (Thousands of dollars)
Balance at December 31, 1994......   $500     $137,588    $  860,133      $  8,278       $(112,755)   $  893,744
  Net income......................                           179,403                                     179,403
  Cash dividends declared
     ($180.20 per common share)...                           (90,100)                                    (90,100)
  Change in valuation
     adjustment...................                                          48,031                        48,031
  Change in translation
     adjustment...................                                                          (2,848)       (2,848)
                                     ----     --------    ----------      --------       ---------    ----------
Balance at December 31, 1995......    500      137,588       949,436        56,309        (115,603)    1,028,230
  Net income......................                           187,007                                     187,007
  Cash dividends declared ($189.80
     per common share)............                           (94,900)                                    (94,900)
  Change in valuation
     adjustment...................                                           8,752                         8,752
  Change in translation
     adjustment...................                                                          23,597        23,597
                                     ----     --------    ----------      --------       ---------    ----------
Balance at December 31, 1996......    500      137,588     1,041,543        65,061         (92,006)    1,152,686
  Net income......................                           196,116                                     196,116
  Cash dividends declared ($295.60
     per common share)............                          (147,800)                                   (147,800)
  Capital contribution............              40,000                                                    40,000
  Exchange of Textron, Inc.
     shares.......................              79,865                     (79,865)
  Change in valuation
     adjustment...................                                          27,860                        27,860
  Change in translation
     adjustment...................                                                         (58,347)      (58,347)
                                     ----     --------    ----------      --------       ---------    ----------
Balance at December 31, 1997......   $500     $257,453    $1,089,859      $ 13,056       $(150,353)   $1,210,515
                                     ====     ========    ==========      ========       =========    ==========

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

  Insurance Reserves and Claims

     Insurance reserves and claims represent the estimated ultimate cost of settling claims incurred as of the balance sheet date. The reserves for casualty losses are based upon estimates for losses and loss adjustment expenses reported prior to the close of the accounting period and estimates of incurred but not reported losses and adjustment expenses based upon past experience and adjusted for current conditions, net of reinsurance recoverable and salvage and subrogation. The reserves for credit life and credit disability losses represent estimates of those claims due and unpaid, in the course of settlement, and incurred but not reported, computed using historical liquidation patterns adjusted for changes in portfolio composition, net of reinsurance recoverable. Due to the short-term nature of AFS' loss development and the effect of reinsurance agreements, casualty insurance losses and adjustment expenses in 1997, 1996 and 1995 relating to insured events occurring prior to each of those years, is immaterial.

  Reinsurance

     Prepaid reinsurance premiums and amounts recoverable from reinsurers are estimated and recognized in a manner consistent with the reinsured policy.

     See Note 6 for further information about reinsurance.

INVESTMENTS

     AFS' securities portfolio is classified as available for sale and reported at estimated fair value, with the exception of the investment in Textron Inc. Series D Cumulative Preferred Stock. Unrealized gains and losses, net of applicable income taxes, are reported as a separate component of stockholder's equity.

     In 1990, AFS purchased $25.0 million of Textron Inc. common stock on the open market. In December 1997, Textron Inc. and AFS, pursuant to an exchange agreement, exchanged the shares of common stock held by AFS for 1,522 shares of Textron Inc. Series D Cumulative Preferred Stock bearing an annual dividend yield of 5.92%.

     Prior to the exchange, the common shares were carried as an investment at fair market value. As of the date of the exchange agreement, the market value of the common stock was $152,207,000. The preferred shares are not registered with the Securities and Exchange Commission. The preferred shares may be redeemed at the option of the issuer or the holder subsequent to December 31, 2017, in an amount equal to the per share price as of the date of the exchange ($100,000 per share), plus accrued but unpaid dividends. Accordingly, AFS carries, at cost, the preferred shares at the value established on the date of the exchange agreement. AFS reclassified the unrealized gain, net of taxes, recorded on the common shares at the date of the agreement (approximately $79,865,000) to additional paid-in capital.

     Net realized gains or losses resulting from sales or calls of investments and losses resulting from declines in fair values of investments that are other than temporary declines are included in revenues. The cost of securities sold was based primarily upon the specific identification method. See Note 3 for further information about investments.

                         AVCO FINANCIAL SERVICES, INC.

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INTEREST RATE EXCHANGE AGREEMENTS

     Interest rate exchange agreements are used to help manage interest rate risk by converting certain variable-rate debt to fixed-rate debt and vice versa. Those agreements involve the exchange of fixed-rate interest for variable-rate amounts over the life of the agreement without the exchange of the notional amount. Interest rate exchange agreements are accounted for on the accrual basis with the differential to be paid or received recorded currently as an adjustment to interest expense.

     Some agreements that require the payment of fixed rate interest are designated against specific long-term variable-rate borrowings, while the balance is designated against existing short-term borrowings through maturity and their anticipated replacements. AFS continuously monitors variable-rate borrowings to maintain the level of borrowings above the notional amount of the designated agreements. If it is not probable variable-rate borrowings will continuously exceed the notional amount of the designated agreements, the excess is marked to market and the associated gain or loss recorded in income.

     Premiums paid to terminate these agreements are deferred and amortized to expense over the remaining term of the original life of the contract. If the underlying debt is then paid early, unamortized premiums are recognized as an adjustment to the gain or loss associated with the debt's extinguishment.

GOODWILL

     AFS amortizes goodwill on the straight-line method, over periods not exceeding 25 years. AFS periodically reviews goodwill for impairment by comparing the carrying amount to the estimated future undiscounted cash flows of the businesses acquired. If this review indicates that goodwill is not recoverable, the carrying amount would be reduced to fair value. The increase in goodwill during 1997 was due to international acquisitions of commercial finance businesses.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values presented in Note 13 are estimates of the fair values of the financial instruments at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts AFS could realize or settle currently. AFS does not necessarily intend to dispose of or liquidate such instruments prior to maturity.

FOREIGN OPERATIONS

     AFS' foreign entities' financial statements are measured in their functional currency. Balance sheet accounts at December 31, 1997 and 1996 have been translated at the closing rates on those dates. Income and

                         AVCO FINANCIAL SERVICES, INC.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) expense accounts have been translated at the average rates prevailing during the respective periods. Adjustments resulting from the translation of the financial statements of AFS' foreign operations are excluded from the determination of its consolidated income and are accumulated as a separate component of consolidated stockholder's equity until the entity is sold or substantially liquidated. Foreign exchange gains and losses included in consolidated income (which relate principally to transactions denominated in foreign currencies) in 1997, 1996 and 1995 were not material.

RATIO OF INCOME TO FIXED CHARGES

     The ratio of income to fixed charges represents the number of times fixed charges (interest and debt expense [without adjustments for discounts or premiums resulting from the repurchase of debt securities] and one-third of all rent and related costs, considered to represent an appropriate interest factor, charged to income) are covered by income before income taxes and fixed charges.

NOTE 2:  FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

     Contractual maturities of finance receivables outstanding at December 31, 1997 and total finance receivables outstanding at that date and at December 31, 1996 were as follows:

                                   Contractual maturities             Less      Receivables outstanding
                            ------------------------------------    finance     -----------------------
                               1998         1999      2000-2012     charges      1997(a)        1996
                            ----------   ----------   ----------   ----------   ----------   ----------
                                                      (Thousands of dollars)
DOMESTIC:
Consumer loans............  $  979,194   $  667,668   $  663,442   $  728,185   $1,582,119   $1,794,932
Real estate loans.........     313,251      311,701    2,845,707    1,866,755    1,603,904    1,721,008
Retail installment
  contracts.................   506,096      300,289      340,307      409,884      736,808      630,117
                            ----------   ----------   ----------   ----------   ----------   ----------
  Total consumer
     finance..............   1,798,541    1,279,658    3,849,456    3,004,824    3,922,831    4,146,057
INTERNATIONAL:
Consumer loans............     749,115      524,976      640,169      473,757    1,440,503    1,411,130
Real estate loans.........     285,526      176,023      664,058      334,622      790,985      825,842
Retail installment
  contracts...............     567,400      134,123       84,324      100,977      684,870      579,213
                            ----------   ----------   ----------   ----------   ----------   ----------
  Total consumer
     finance..............   1,602,041      835,122    1,388,551      909,356    2,916,358    2,816,185
  Commercial finance......     472,545      173,775      364,873      107,741      903,452      291,496
                            ----------   ----------   ----------   ----------   ----------   ----------
          Total
           international..   2,074,586    1,008,897    1,753,424    1,017,097    3,819,810    3,107,681
                            ----------   ----------   ----------   ----------   ----------   ----------
Total.....................  $3,873,127   $2,288,555   $5,602,880   $4,021,921    7,742,641    7,253,738
                            ==========   ==========   ==========   ==========
Less allowance for credit losses.............................................     (237,809)    (218,416)
Less finance-related insurance reserves and claims...........................     (271,271)    (272,815)
                                                                                ----------   ----------
Finance receivables -- net...................................................   $7,233,561   $6,762,507
                                                                                ==========   ==========

---------------

(a) As of December 31, 1997, total consumer and commercial finance receivables outstanding include loans bearing a variable rate of interest of approximately $736 million and $325 million, respectively.

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

                         AVCO FINANCIAL SERVICES, INC.

NOTE 2: FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED) Accounts are often repaid or refinanced prior to contractual maturity.
Accordingly, the foregoing tabulation should not be regarded as a forecast of future cash collections. During 1997 and 1996, cash collections of receivables (excluding finance charges) were $4.9 billion and $4.2 billion, respectively. The ratio of cash collections to average finance receivables was approximately 65% and 61%, respectively.

     Nonearning assets represent those finance receivables on which both the accrual of interest income has been suspended and for which no payment of principal or interest has been received for more than 30 days. Nonearning assets totaled approximately $136.8 million at December 31, 1997 and $140.7 million at December 31, 1996.

     AFS has commitments to extend additional credit to customers under revolving secured and unsecured loan agreements. Interest rates charged are variable. The agreements provide for suspension or termination of the credit line for default and other factors adverse to the interests of AFS. At December 31, 1997, committed lines totaled approximately $846 million of which approximately $418 million remained unused.

                         AVCO FINANCIAL SERVICES, INC.

NOTE 2: FINANCE RECEIVABLES AND ALLOWANCE FOR LOSSES (CONTINUED)

     Changes in the allowance for credit losses were as follows:

                                                                     Year ended December 31,
                                                    ---------------------------------------------------------
                                                      1997        1996        1995       1994(a)     1993(a)
                                                    ---------   ---------   ---------   ---------   ---------
                                                                     (Thousands of dollars)
Balance of the allowance for credit losses at
  beginning of year...............................  $ 218,416   $ 195,413   $ 180,573   $ 155,015   $ 147,088
Deduct -- balances charged off:
Gross charge offs:
  Domestic
     Real estate..................................    (15,135)    (15,021)    (14,773)    (15,851)    (17,647)
     Other loans..................................   (163,676)   (136,490)   (100,017)    (79,087)    (73,181)
     Commercial...................................         --      (2,686)     (3,354)     (3,414)     (2,849)
                                                    ---------   ---------   ---------   ---------   ---------
       Total domestic.............................   (178,811)   (154,197)   (118,144)    (98,352)    (93,677)
  International
     Real estate..................................     (6,509)     (7,462)     (7,166)     (5,046)     (7,478)
     Other loans..................................    (81,976)    (66,771)    (50,929)    (38,488)    (36,949)
     Commercial...................................     (5,998)     (1,725)       (565)         --          --
                                                    ---------   ---------   ---------   ---------   ---------
       Total international........................    (94,483)    (75,958)    (58,660)    (43,534)    (44,427)
                                                    ---------   ---------   ---------   ---------   ---------
          Total...................................   (273,294)   (230,155)   (176,804)   (141,886)   (138,104)
Recoveries:
  Domestic
     Real estate..................................      2,301         623         847         830         800
     Other loans..................................     28,520      18,720      17,782      16,489      14,870
     Commercial...................................         --         759         744         496         538
                                                    ---------   ---------   ---------   ---------   ---------
       Total domestic.............................     30,821      20,102      19,373      17,815      16,208
  International
     Real estate..................................      2,570       1,283         939         764         788
     Other loans..................................     14,805      13,523      12,368       9,873       9,615
     Commercial...................................      4,005         572         234          --          --
                                                    ---------   ---------   ---------   ---------   ---------
       Total international........................     21,380      15,378      13,541      10,637      10,403
                                                    ---------   ---------   ---------   ---------   ---------
          Total...................................     52,201      35,480      32,914      28,452      26,611
Add -- charged to income..........................    233,182     203,410     149,143     136,101     120,694
Other.............................................      7,304      14,268       9,587       2,891      (1,274)
                                                    ---------   ---------   ---------   ---------   ---------
Balance of the allowance for credit losses at end
  of year.........................................  $ 237,809   $ 218,416   $ 195,413   $ 180,573   $ 155,015
                                                    =========   =========   =========   =========   =========
Balance of the allowance for credit losses at the
  end of each year applicable to:
  Domestic
     Real estate..................................  $  16,039   $  25,815   $  25,441   $  26,064   $  24,912
     Other loans..................................    129,003     117,009      98,346      99,234      83,481
     Commercial...................................         --          --       2,649       3,031       2,492
                                                    ---------   ---------   ---------   ---------   ---------
       Total domestic.............................    145,042     142,824     126,436     128,329     110,885
  International
     Real estate..................................      5,694       9,213       8,850       7,953       7,136
     Other loans..................................     71,200      61,161      56,810      44,195      36,994
     Commercial...................................     15,873       5,218       3,317          96          --
                                                    ---------   ---------   ---------   ---------   ---------
       Total international........................     92,767      75,592      68,977      52,244      44,130
                                                    ---------   ---------   ---------   ---------   ---------
          Total...................................  $ 237,809   $ 218,416   $ 195,413   $ 180,573   $ 155,015
                                                    =========   =========   =========   =========   =========

------------

(a) The above data for the two years ended 1994 is not reported upon herein by independent auditors.

                         AVCO FINANCIAL SERVICES, INC.

NOTE 3:  INVESTMENTS

                                                                1997        1996
                                                              --------    --------
                                                                 (Thousands of
                                                                    dollars)
Debt securities:
  Commercial paper, at estimated fair value (approximates
     cost)..................................................  $ 56,299    $ 89,180
  Bonds available for sale at estimated fair value
     (cost: $748,612,000 in 1997 and $686,140,000 in
     1996)..................................................   767,392     697,844
                                                              --------    --------
     Total..................................................   823,691     787,024
Preferred stock, at cost....................................   152,207          --
Marketable equity securities, at market.....................    19,086     138,572
First mortgages on real estate, at cost.....................     1,423       1,975
                                                              --------    --------
          Total.............................................  $996,407    $927,571
                                                              ========    ========

     The amortized cost and estimated fair value of debt securities and equity securities at December 31, 1997 and 1996 were as follows:

                                                                       December 31, 1997
                                                        -----------------------------------------------
                                                                      Gross        Gross      Estimated
                                                        Amortized   unrealized   unrealized     fair
                                                          cost        gains        losses       value
                                                        ---------   ----------   ----------   ---------
                                                                    (Thousands of dollars)
U.S. Treasury securities and obligations of other U.S.
  Government agencies and authorities.................  $ 77,971     $  2,189      $   51     $ 80,109
Obligations of states, municipalities and political
  subdivisions........................................    57,823        4,146         621       61,348
Obligations of foreign governments and agencies.......   103,566        4,339          67      107,838
Public utility securities.............................    40,485          519         129       40,875
Mortgage-backed securities............................   194,621        2,342          84      196,879
Corporate securities..................................   330,444        7,026         828      336,642
Equity securities.....................................   169,977        1,363          47      171,293
                                                        --------     --------      ------     --------
     Debt and equity securities available for sale....  $974,887     $ 21,924      $1,827     $994,984
                                                        ========     ========      ======     ========

                                                                       December 31, 1996
                                                        -----------------------------------------------
                                                                      Gross        Gross      Estimated
                                                        Amortized   unrealized   unrealized     fair
                                                          cost        gains        losses       value
                                                        ---------   ----------   ----------   ---------
                                                                    (Thousands of dollars)
U.S. Treasury securities and obligations of other U.S.
  Government agencies and authorities.................  $ 56,007     $  1,547      $  161     $ 57,393
Obligations of states, municipalities and political
  subdivisions........................................    74,849        4,038         697       78,190
Obligations of foreign governments and agencies.......    96,336        4,573          90      100,819
Public utility securities.............................    53,289          730         434       53,585
Mortgage-backed securities............................   179,484          829         583      179,730
Corporate securities..................................   315,355        4,106       2,154      317,307
Equity securities.....................................    47,816       90,777          21      138,572
                                                        --------     --------      ------     --------
     Debt and equity securities available for sale....  $823,136     $106,600      $4,140     $925,596
                                                        ========     ========      ======     ========

                         AVCO FINANCIAL SERVICES, INC.

NOTE 3:  INVESTMENTS (CONTINUED)
     The amortized cost and estimated fair value of debt securities at December 31, 1997, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Estimated
                                                         Amortized      fair
                                                           cost         value
                                                         ---------    ---------
                                                         (Thousands of dollars)
Due in 1998............................................  $141,686     $143,700
Due 1999 to 2002.......................................   254,363      258,852
Due 2003 to 2007.......................................   136,957      143,065
Due after 2007.........................................    77,283       81,195
Mortgage-backed securities.............................   194,621      196,879
                                                         --------     --------
                                                         $804,910     $823,691
                                                         ========     ========

     Gross realized gains and (losses) on sales of securities were (in millions), $5.1 and $(.1) in 1997, $9.8 and ($.4) in 1996, and $6.7 and ($3.5)
in 1995.

NOTE 4:  INCOME TAXES

     AFS' provision for income tax is based upon including all eligible U.S. subsidiaries in the consolidated U.S. federal income tax return filed by its parent, Textron Inc. Such provision does not differ materially from the amount which AFS would have provided if it and its eligible subsidiaries were filing their own consolidated federal income tax return, except that AFS would not have been able to utilize approximately $4 million of foreign tax credit benefits in 1997. The provision for income tax also includes amounts for AFS' foreign subsidiaries which file their own separate income tax returns. AFS recognizes deferred income taxes for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when amounts are likely to be realized or settled.

     For years beginning after March 31, 1997, the United Kingdom government decreased its corporate tax rate from 33% to 31%. In accordance with FAS 109, the change in the tax rate resulted in a revaluation of AFS' net deferred tax assets that were in existence at the beginning of 1997. The effect of this revaluation was not material.

     Deferred income taxes have not been provided for the undistributed earnings of foreign subsidiaries which aggregated approximately $481 million at the end of 1997. Management intends to reinvest those earnings for an indefinite period, except for distributions upon which incremental taxes would not be material. If such earnings were distributed, taxes (net of foreign tax credits) would have increased by approximately $31 million, principally due to foreign withholding taxes.

     At December 31, 1997, consolidated stockholder's equity included $17 million of U.S. life insurance subsidiary policyholders' surplus on which no income taxes have been provided. The amount of taxes which would become due if the surplus were distributed is approximately $6 million. Under present circumstances, it is not anticipated that any of these earnings will become taxable.

                         AVCO FINANCIAL SERVICES, INC.

NOTE 4:  INCOME TAXES (CONTINUED)
     Income taxes (benefit) are summarized as follows:

                                                          1997               1996               1995
                                                     ---------------    ---------------    ---------------
                                                                    (Thousands of dollars)
Current
  Federal..........................................  $        32,428    $        49,950    $        56,628
  State............................................            5,692              6,038              8,227
  Foreign..........................................           71,221             59,734             42,073
                                                     ---------------    ---------------    ---------------
                                                             109,341            115,722            106,928
Deferred
  Federal..........................................           10,191             (4,792)            (2,826)
  State............................................              716               (276)              (938)
  Foreign..........................................           (5,027)               898              4,892
                                                     ---------------    ---------------    ---------------
                                                               5,880             (4,170)             1,128
                                                     ---------------    ---------------    ---------------
          Total income tax provision...............  $       115,221    $       111,552    $       108,056
                                                     ===============    ===============    ===============

     The following reconciles the federal statutory income tax rate to the effective income tax rate applicable to pretax income, as reflected in the consolidated statement of income:

                                                              1997         1996         1995
                                                             -------      -------      -------
U.S. federal statutory tax rate............................     35.0%        35.0%        35.0%
Increases (decreases) in taxes resulting from:
  Residual tax on foreign dividends........................    (0.7)           .8           .1
  Higher tax on foreign income.............................      0.9          1.0          1.2
  State income taxes.......................................      1.3          1.3          1.6
  Nontaxable investment income.............................    (0.8)        (0.9)        (1.0)
  Other, net...............................................      1.3           .2           .7
                                                             -------      -------      -------
Effective income tax rate..................................     37.0%        37.4%        37.6%
                                                             =======      =======      =======

     AFS' net deferred tax asset consisted of gross deferred tax assets and gross deferred tax liabilities of $127.0 million and $98.1 million, respectively, at December 31, 1997 and $120.9 million and $63.5 million, respectively, at December 31, 1996.

     The components of AFS' net deferred tax asset as of December 31, 1997 and 1996 were as follows:

                                                                1997          1996
                                                              --------      --------
                                                              (Thousands of Dollars)
Allowance for credit losses.................................  $ 56,676      $ 56,673
Liabilities for future policy benefits......................    24,299        21,628
Unrealized gain on marketable equity securities.............   (52,369)      (36,717)
Obligation for postretirement benefits other than
  pensions..................................................    13,642        13,877
Depreciation................................................   (10,643)       (8,703)
Insurance policy acquisition costs..........................   (12,943)         (484)
Lease financing transactions................................     3,450           789
Other -- principally timing of expense deductions...........     6,824        10,314
                                                              --------      --------
          Total net deferred tax asset......................  $ 28,936      $ 57,377
                                                              ========      ========

                         AVCO FINANCIAL SERVICES, INC.

NOTE 5:  DEBT AND CREDIT FACILITIES

     At December 31, 1997 and 1996, consolidated debt consisted of the following:

                                                                 1997          1996
                                                              ----------    ----------
                                                               (Thousands of dollars)
Senior
  Commercial paper..........................................  $2,956,719    $2,651,627
  Banks.....................................................     217,471       115,367
  Savings deposits..........................................       6,070         5,465
  3.74% to 5.99% due 1997 to 2002(a)........................   1,895,949     1,124,414
  6.00% to 7.99% due 1997 to 2002(a)........................   1,316,216     1,819,816
  8.00% to 9.99% due 1997 to 2000(a)........................     504,720       664,676
  10.77% due 1998...........................................      18,137        20,983
                                                              ----------    ----------
          Total senior debt.................................   6,915,282     6,402,348
                                                              ----------    ----------
Senior subordinated
  10.28% due 1998...........................................         500         1,000
                                                              ----------    ----------
          Total debt........................................  $6,915,782    $6,403,348
                                                              ==========    ==========

------------

(a) Interest rates on certain notes are adjusted periodically.

     Bank borrowings are arranged under revolving lines of credit. These borrowings are either on a demand basis or provide for maturities ranging up to one year. Commercial paper is issued with maturities up to one year with interest at prevailing market rates. The weighted average interest rates on bank borrowings and commercial paper outstanding at December 31, 1997, 1996 and 1995, without giving effect to the costs of maintaining the lines of credit, were 6.8%, 6.5% and 7.5%, respectively, for bank borrowings (primarily consisting of borrowings in foreign operations) and 5.5%, 5.4% and 6.2%, respectively, for commercial paper. The weighted average interest rate on bank borrowings and commercial paper outstanding during the three years ended December 31, 1997 was 5.5%, 5.9% and 6.6%, respectively. The weighted average interest rate is determined primarily by reference to daily outstanding principal amounts and excludes the cost of maintaining the lines of credit.

     At December 31, 1997 and 1996, AFS had lines of credit with various banks amounting to $4.1 billion and $3.5 billion, respectively, of which the unused portion of these lines amounted to $3.2 billion and $2.9 billion, respectively. AFS generally pays fees in support of these lines.

     During the years ended December 31, 1997 and 1996, AFS issued the following notes:

                                                                1997         1996
                                                              --------    ----------
                                                              (Thousands of dollars)
Senior notes due 1997 to 2000 (Australia)...................  $ 56,152    $  422,187
Senior notes due 1997 to 2000 (Canada)......................   158,192        36,675
Senior notes due 1999 to 2000 (Hong Kong)...................        --        71,111
Senior notes due 1997 to 2002 (United Kingdom)..............   314,916         9,321
Senior notes due 1997 to 1999 (United States)...............   400,000       300,000
                                                              --------    ----------
          Total.............................................  $929,260    $  839,294
                                                              ========    ==========

     Under interest rate exchange agreements, AFS makes periodic fixed payments in exchange for periodic variable payments. AFS has entered into such agreements to mitigate its exposure to increases in interest rates on a portion of its variable rate debt. These agreements had weighted average remaining terms of less than 2 years and had the effect of fixing the rate of interest at 7.3% and 7.9% on $1.125 billion and $1.143 billion of

                         AVCO FINANCIAL SERVICES, INC.

NOTE 5:  DEBT AND CREDIT FACILITIES (CONTINUED)
variable rate borrowing at December 31, 1997 and 1996, respectively. The spread between the variable rate AFS received and the fixed rate AFS paid increased the reported interest expense by $18.2 million in 1997, $16.8 million in 1996, and $10.9 million in 1995. Such spread had the effect of increasing AFS' cost of borrowing by .27% in 1997, .27% in 1996, and .18% in 1995.

     The following details AFS' "fixed-pay" interest rate exchange agreement activity for the years 1997 and 1996:

                                                                 1997          1996
                                                              ----------    ----------
                                                               (Thousands of dollars)
Beginning notional amount...................................  $1,143,369    $1,063,118
Notional amount of new contracts............................     489,511       412,407
Notional amount of terminated and expired contracts.........    (507,489)     (332,156)
                                                              ----------    ----------
Ending notional amount......................................  $1,125,391    $1,143,369
                                                              ==========    ==========

     The notional amount of fixed-pay interest rate swap agreements at December 31, 1997 categorized by annual maturity, along with the related weighted average interest rates paid are as follows: $362.9 million (8.1%) in 1998; $458.3 million (7.0%) in 1999; $267.6 million (6.9%) in 2000; $10.4 million (6.7%) in
2001; and $26.0 million (6.9%) in 2002.

     In 1997, AFS entered into additional fixed-pay interest rate exchange agreements which become effective in 1998 and 1999. These agreements expire through 2001 and will fix the rate of interest at 6.7% on $74 million of variable rate borrowing. The agreements will mitigate AFS' exposure to increases in interest rates primarily by replacing maturing fixed-pay swap agreements and fixed-rate notes.

     In addition, AFS entered into variable-pay swap agreements which have the effect of varying the rate of fixed rate debt. These agreements serve to better match the rate of interest AFS incurred on its financing with the rate of interest earned on certain of its variable rate finance receivables. The effect of these agreements on AFS' average annual cost of funds was not material. At December 31, 1997, $100.4 million of such agreements were in effect and expire through 2000.

     AFS had minimal exposure to loss from nonperformance by the counterparties to its interest rate exchange agreements at the end of 1997, and does not anticipate nonperformance by counterparties in the periodic settlements of amounts due. AFS currently minimizes this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of "A," by continuously monitoring the counterparties' credit ratings, and by limiting exposure with any one financial institution. The credit risk generally is limited to the amount by which the counterparties' contractual obligations exceed AFS' obligations to the counterparty.

     The aggregate maturities, required prepayments, redemptions and sinking fund requirements with respect to the consolidated debt outstanding (excluding commercial paper, bank notes and savings deposits) at December 31, 1997, for the five years ending December 31, 2002, were (in millions): $1,198.1 in 1998; $829.6 in 1999; $1,223.0 in 2000; $200.0 in 2001; and $284.8 in 2002.

     The senior subordinated note is subordinate and junior in right of payment, in all respects, to all indebtedness of AFS for money borrowed.

                         AVCO FINANCIAL SERVICES, INC.

NOTE 6: REINSURANCE

     In the normal course of business, AFS seeks to reduce the loss that may arise through AFS' insurance subsidiaries from catastrophes or other events that may cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises, or reinsurers.

     While reinsurance contracts do not relieve AFS from its obligations to policyholders, AFS evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Additionally, AFS holds collateral under certain reinsurance agreements in the form of letters of credit and trust accounts at December 31, 1997. Reinsurance receivables with a carrying value of $2.8 million and prepaid reinsurance premiums of $26.1 million relating to a quota share agreement were associated with a single reinsurer. This reinsurance agreement was cancelled effective May 1, 1997. AFS holds collateral under this reinsurance agreement in the form of a trust account totalling $43.3 million at December 31, 1997. Additionally, AFS holds collateral under certain other reinsurance agreements in the forms of letters of credit and trust accounts. Reinsurance receivables and prepaid reinsurance premiums were $4.7 million and $27.7 million respectively at December 31, 1997 and $7.2 million and $38.1 million respectively at December 31, 1996.

     The effect of reinsurance on premiums written, premiums earned and losses incurred for the three years ended December 31, 1997 were as follows:

                                                       1997        1996        1995
                                                     --------    --------    --------
                                                               (Thousands of Dollars)
Premiums Written
  Direct...........................................  $389,597    $387,343    $382,592
  Assumed..........................................    55,931      64,039      50,784
  Ceded............................................   (10,532)    (45,403)    (47,410)
                                                     --------    --------    --------
          Total premiums written...................  $434,996    $405,979    $385,966
                                                     ========    ========    ========
Premiums Earned
  Direct...........................................  $386,476    $397,753    $330,902
  Assumed..........................................    48,511      60,693      44,195
  Ceded............................................   (20,984)    (59,805)    (25,338)
                                                     --------    --------    --------
          Total premiums earned....................  $414,003    $398,641    $349,759
                                                     ========    ========    ========
Losses Incurred
  Direct...........................................  $174,507    $170,855    $143,248
  Assumed..........................................    16,659      20,210      16,626
  Ceded............................................    (7,008)     (7,008)     (4,397)
                                                     --------    --------    --------
          Total losses incurred....................  $184,158    $184,057    $155,477
                                                     ========    ========    ========

NOTE 7: OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     AFS is principally engaged in finance and insurance activities. AFS' finance operations consist primarily of consumer loans which are unsecured or secured by personal property and are in relatively small amounts and for relatively short periods; real estate loans which are secured by real property in larger amounts and for considerably longer periods; and retail installment contracts, principally covering personal property, and commercial lending, focusing primarily on equipment leasing and inventory financing. As of December 31, 1997, AFS operated 1,199 consumer finance offices located throughout the United States, the Commonwealth of Puerto Rico, the Virgin Islands, Australia, Canada, Hong Kong, India, Ireland, New Zealand, Spain, Sweden and the United Kingdom. AFS' insurance business consists primarily of the sale of credit life, credit

                         AVCO FINANCIAL SERVICES, INC.

NOTE 7: OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA (CONTINUED) disability and casualty insurance offered by various subsidiaries, a significant part of which is directly related to AFS' finance activities.

  Industry Segment

     The following is a summary of revenues, income before income taxes and identifiable assets by industry segment:

                                                                    Year ended December 31,
                                               -----------------------------------------------------------------
                                                 1997          1996          1995          1994*         1993*
                                               ---------     ---------     ---------     ---------     ---------
                                                                    (Thousands of dollars)
Revenues.....................................
  Financial Services and Related
    Insurance................................  $1,574,412    $1,499,488    $1,444,893    $1,214,918    $1,145,756
  Nonrelated Insurance.......................     278,853       260,582       219,094       173,316       178,308
                                               ----------    ----------    ----------    ----------    ----------
         Total revenues......................  $1,853,265    $1,760,070    $1,663,987    $1,388,234    $1,324,064
                                               ==========    ==========    ==========    ==========    ==========
Income Before Income Taxes
  Financial Services and Related
    Insurance................................  $  281,821    $  278,825    $  271,299    $  242,314    $  217,789
  Nonrelated Insurance.......................      29,516        19,734        16,160        16,796         7,995
                                               ----------    ----------    ----------    ----------    ----------
         Total income before income taxes....  $  311,337    $  298,559    $  287,459    $  259,110    $  225,784
                                               ==========    ==========    ==========    ==========    ==========
Identifiable Assets
  Financial Services and Related
    Insurance................................  $8,384,440    $7,802,766    $7,437,119    $6,582,978    $5,681,416
  Nonrelated Insurance.......................     425,458       392,293       353,829       455,313       441,544
                                               ----------    ----------    ----------    ----------    ----------
         Total identifiable assets...........  $8,809,898    $8,195,059    $7,790,948    $7,038,291    $6,122,960
                                               ==========    ==========    ==========    ==========    ==========

---------------

* The above data for the two years ended 1994 is not reported upon herein by independent auditors.

                         AVCO FINANCIAL SERVICES, INC.

NOTE 7: OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA (CONTINUED) Geographic Area

     The following is a summary of revenues, income before income taxes and identifiable assets by geographic area:

                                                                    Year ended December 31,
                                                 --------------------------------------------------------------
                                                    1997         1996         1995        1994*        1993*
                                                 ----------   ----------   ----------   ----------   ----------
                                                                     (Thousands of dollars)
Revenues
  Australia....................................  $  261,589   $  258,899   $  240,683   $  148,264   $  133,080
  Canada.......................................     260,104      235,197      221,175      204,068      210,423
  United Kingdom...............................     174,816      147,349      144,675      127,813      112,607
  United States................................   1,083,744    1,071,412    1,028,907      900,023      867,954
  Other Countries**............................      73,012       47,213       28,547        8,066           --
                                                 ----------   ----------   ----------   ----------   ----------
         Total revenues........................  $1,853,265   $1,760,070   $1,663,987   $1,388,234   $1,324,064
                                                 ==========   ==========   ==========   ==========   ==========
Income (Loss) Before Income Taxes
  Australia....................................  $   63,351   $   58,236   $   53,801   $   43,796   $   34,542
  Canada.......................................      57,527       55,853       48,236       47,029       42,503
  United Kingdom...............................      39,184       31,044       22,737       21,572       14,819
  United States................................     137,629      144,354      158,592      147,274      133,920
  Other Countries**............................      13,646        9,072        4,093         (561)          --
                                                 ----------   ----------   ----------   ----------   ----------
         Total income before income taxes......  $  311,337   $  298,559   $  287,459   $  259,110   $  225,784
                                                 ==========   ==========   ==========   ==========   ==========
Identifiable Assets
  Australia....................................  $1,244,675   $1,130,930   $1,081,286   $  646,958   $  526,410
  Canada.......................................   1,270,180    1,105,794    1,031,678      963,689      937,339
  United Kingdom...............................     874,201      679,761      606,857      585,736      465,820
  United States................................   4,768,121    4,911,331    4,823,918    4,735,989    4,193,391
  Other Countries**............................     652,721      367,243      247,209      105,919           --
                                                 ----------   ----------   ----------   ----------   ----------
         Total identifiable assets.............  $8,809,898   $8,195,059   $7,790,948   $7,038,291   $6,122,960
                                                 ==========   ==========   ==========   ==========   ==========

------------

 * The above data for the two years ended 1994 is not reported upon herein by independent auditors.

** Includes the operations of France, Hong Kong, India, New Zealand, Spain and
   Sweden.

     At December 31, 1997, finance receivables in the United States represented 51% of AFS' total finance receivables outstanding. At such date, receivables outstanding in no state exceeded 9% of the United States' portfolio, except California in which outstanding receivables represented 16% of the United States' portfolio and 8% of the consolidated portfolio.

     Capital expenditures and depreciation expense for each of the five years ended 1997 were not material to the operations of the industry segments.

NOTE 8: CERTAIN PROVISIONS CONTAINED IN NOTES, LOAN AGREEMENTS AND CERTIFICATE OF INCORPORATION AND OTHER RESTRICTIONS

     The notes, loan agreements and certificate of incorporation of AFS contain restrictions on the declaration or payment of cash dividends and on redemptions, purchases or other acquisitions of stock. Under the most restrictive provision at December 31, 1997, approximately $373.3 million of retained earnings was available for dividends on common stock or for redemptions, purchases or other acquisitions of stock. The notes and loan

                         AVCO FINANCIAL SERVICES, INC.

NOTE 8: CERTAIN PROVISIONS CONTAINED IN NOTES, LOAN AGREEMENTS AND CERTIFICATE OF INCORPORATION AND OTHER RESTRICTIONS (CONTINUED)
agreements also contain various restrictive provisions regarding debt, the creation of liens or guarantees and the making of investments.

     Maximum dividend limitations imposed by U.S. and foreign insurance regulatory agencies and minimum capital requirements of various U.S. and foreign regulatory agencies imposed on certain of AFS' finance operations restrict the amount of certain subsidiaries' net assets which can be transferred to AFS. Such restricted net assets totaled approximately $486 million at December 31, 1997.

NOTE 9: LEASE COMMITMENTS

     AFS' headquarters and regional executive offices are occupied under noncancelable operating leases expiring on various dates through 2017. The loan office locations through which operations are conducted are occupied under noncancelable operating leases having terms generally not exceeding five years with renewal options for an additional five years. Rental expense for such leases and for leased equipment was approximately $51 million for each of the three years ended December 31, 1997. Future minimum rental commitments for all noncancelable operating leases in effect at December 31, 1997 approximate $37 million in 1998, $31 million in 1999, $26 million in 2000, $21 million in 2001, $17 million in 2002 and $68 million thereafter.

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

NOTE 11: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     AFS has retirement plans, principally non-contributory (defined contribution) which cover substantially all employees. Costs relating to these plans, which are generally funded as accrued, amounted to approximately $15 million, $17 million and $16 million for 1997, 1996 and 1995, respectively.

     AFS provides certain health care and life insurance benefits for its employees and for certain retired employees. Such benefits are administered by insurance companies or other carriers who determine premiums for insured plans and expected costs to be paid during the year under self-insured plans. In 1989, AFS began phasing out postretirement benefits for future retirees.

     AFS recognizes the cost of postretirement benefits using the accrual method of accounting over the employees' years of service. Such costs for 1997, 1996 and 1995 were not material.

                         AVCO FINANCIAL SERVICES, INC.

NOTE 11: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)
     AFS' postretirement benefit plans other than pensions currently are not funded. The following table sets forth the status of AFS' retiree health care and life insurance plans at December 31, 1997 and 1996:

                                                               1997       1996
                                                              -------    -------
                                                                (Thousands of
                                                                   dollars)
Actuarial present value of benefits attributed to:
  Retirees..................................................  $16,778    $23,149
  Fully eligible active plan participants...................    5,489      5,056
  Other active plan participants............................      377        777
                                                              -------    -------
Accumulated postretirement benefit obligation...............   22,644     28,982
Unrecognized net actuarial gains............................   10,453      6,479
                                                              -------    -------
     Postretirement benefit liability recognized on the
       consolidated balance sheet...........................  $33,097    $35,461
                                                              =======    =======

     An assumed discount rate of 7.25% for 1997, 7.5% for 1996 and 8.25% for 1995 was used to determine postretirement benefit costs other than pensions. An assumed discount rate of 7.25% and 7.5% was used to determine the status of AFS' plans at December 31, 1997 and December 31, 1996, respectively. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (that is, health care cost trend rate) is 6.5% for retirees age 65 and over and 9.0% for retirees under age 65 in 1998, and both rates are assumed to decrease gradually to 5.5% until 2001 and 2003, respectively, and remain at that rate thereafter. Increasing these rates by one percentage point in each year would have increased the accumulated postretirement benefit obligation as of December 31, 1997 by $2.1 million and increased the aggregate of the service and interest cost components of postretirement benefit costs for 1997 by $100,000.

NOTE 12:  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Quarterly results of operations for the years ended December 31, 1997 and 1996 were as follows:

                                                   1997                                        1996
                                 -----------------------------------------   -----------------------------------------
                                  First      Second     Third      Fourth     First      Second     Third      Fourth
                                 Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                 --------   --------   --------   --------   --------   --------   --------   --------
                                                                (Thousands of dollars)
Revenues.......................  $446,089   $457,637   $464,303   $485,236   $432,249   $433,481   $442,088   $452,252
                                 ========   ========   ========   ========   ========   ========   ========   ========
Income before income taxes.....  $ 75,545   $ 76,075   $ 77,178   $ 82,539   $ 72,214   $ 75,372   $ 75,711   $ 75,262
Income taxes...................    28,217     28,067     28,101     30,836     27,005     28,486     28,233     27,828
                                 --------   --------   --------   --------   --------   --------   --------   --------
Net income.....................  $ 47,328   $ 48,008   $ 49,077   $ 51,703   $ 45,209   $ 46,886   $ 47,478   $ 47,434
                                 ========   ========   ========   ========   ========   ========   ========   ========

NOTE 13: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                         AVCO FINANCIAL SERVICES, INC.

NOTE 13: FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
  Finance Receivables

     The estimated fair values of fixed rate consumer loans and real estate loans were estimated based on discounted cash flow analyses using interest rates currently being offered for similar loans to borrowers of similar credit quality. Estimated future cash flows were adjusted for AFS' estimates of prepayments, refinances, and loan losses based on internal historical data. The estimated fair value of all variable rate receivables and fixed rate retail installment contracts approximated the net carrying value of such receivables. The fair values of AFS' leasing receivables and finance-related insurance reserves and claims ($496.9 million and $271.2 million, net carrying value, respectively, at December 31, 1997 and $291.5 million and $272.8 million, respectively, at December 31, 1996) are not required to be disclosed under generally accepted accounting principles.

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

     The carrying values and estimated fair values of AFS' financial instruments for which it is practicable to calculate a fair value are as follows:

                                         December 31, 1997          December 31, 1996
                                      -----------------------    -----------------------
                                                   Estimated                  Estimated
                                       Carrying       Fair        Carrying       Fair
                                        Value        Value         Value        Value
                                      ----------   ----------    ----------   ----------
                                                    (Thousands of dollars)
ASSETS:
Investments.........................  $  996,407   $  996,407    $  927,571   $  927,571
                                      ==========   ==========    ==========   ==========
Finance receivables.................  $6,736,705   $6,695,524    $6,471,011   $6,451,011
                                      ==========   ==========    ==========   ==========

LIABILITIES:
Debt:
Variable rate debt..................  $4,839,706   $4,839,706    $3,989,901   $3,989,901
Interest rate exchange agreements...          --       11,075            --       18,811
Fixed rate debt.....................   2,076,076    2,094,906     2,413,447    2,443,804
                                      ----------   ----------    ----------   ----------
          Total debt................  $6,915,782   $6,945,687    $6,403,348   $6,452,516
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted in accordance with General Instruction J(2)(c).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                       PAGE
                                                                       ----
(a)1.    Index to Financial Statements
         Report of Independent Auditors..............................   16
         Consolidated Balance Sheet at December 31, 1997 and 1996....   17
         Consolidated Statement of Income for the three years ended
         December 31, 1997...........................................   18
         Consolidated Statement of Cash Flows for the three years
         ended
         December 31, 1997...........................................   19
         Consolidated Statement of Changes in Stockholder's Equity
         for the
         three years ended December 31, 1997.........................   20
         Notes to Consolidated Financial Statements..................   21
   2.    Index to Financial Statement Schedules
         I.  Condensed Financial Information of the Registrant.......  S-1
         All other schedules are omitted since the required information is not present or not present in amounts sufficient to require the submission of the schedules, or because the information required is included in the consolidated financial statements or the notes thereto.
  (b)    No reports on Form 8-K were filed during the quarter ended
         December 31, 1997.
  (c)    Exhibits
         (4)     Instruments with respect to issues of long-term debt have not been filed as exhibits to this Annual Report Form 10-K as the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the Registrant and its
                 consolidated subsidiaries. Registrant agrees to furnish to the
                 Commission a copy of each such instrument upon request.
         *(12)   Statement of Computation of Number of Times Fixed
                 Charges Earned.
          (21)   Omitted in accordance with General Instruction
                 J(2)(b).
         *(23)   Consent of Independent Auditors.
         *(24)   Powers of Attorney.
         *(27)   Financial Data Schedule.

------------

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AVCO FINANCIAL SERVICES, INC.

Dated: March 25, 1998                                 By               WARREN R. LYONS
                                                        -------------------------------------------
                                                                       Warren R. Lyons
                                                           Chairman (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998.

                       SIGNATURE                                             TITLE
                       ---------                                             -----

                           *WARREN R. LYONS                    Chairman of the Board of Directors
                  --------------------------------                (Principal Executive Officer)
                            Warren R. Lyons

                             *NEIL R. ATON                                 Director
                  --------------------------------
                               Neil R. Aton

                             *RONALD BUKOW                    Executive Vice President and Director
                  --------------------------------                (Principal Financial Officer)
                              Ronald Bukow

                         *LEWIS B. CAMPBELL                                  Director
                  --------------------------------
                          Lewis B. Campbell

                          *STEPHEN J. DAVIS                  Vice Chairman of the Board of Directors
                  --------------------------------
                           Stephen J. Davis

                            *GARY L. FITE                    Executive Vice President, Controller and
                  --------------------------------                           Director
                             Gary L. Fite                        (Principal Accounting Officer)


                        *STEPHEN A. GILIOTTI                                 Director
                  --------------------------------
                        Stephen A. Giliotti

                         *JAMES F. HARDYMON                                  Director
                  --------------------------------
                         James F. Hardymon

                          *WAYNE W. JUCHATZ                                  Director
                  --------------------------------
                          Wayne W. Juchatz

                       SIGNATURE                                             TITLE
                       ---------                                             -----

                            *STEPHEN L. KEY                                 Director
                  --------------------------------
                            Stephen L. Key

                      *EUGENE R. SCHUTT, JR.                 Executive Vice President and Director
                  --------------------------------
                       Eugene R. Schutt, Jr.

                          *HERBERT F. SMITH                 Executive Vice President, Secretary and
                  --------------------------------                          Director
                           Herbert F. Smith

                            *JOHN C. SPENCE                                 Director
                  --------------------------------
                           John C. Spence

             *By           HERBERT F. SMITH
                  --------------------------------
                    (Herbert F. Smith, on behalf
               of himself and as attorney-in-fact for
             each of the other persons indicated above)

                         AVCO FINANCIAL SERVICES, INC.

                                   SCHEDULE I

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                                                    December 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                               (Thousands of dollars)
BALANCE SHEET
ASSETS
Demand notes receivable from Avco Financial Services Group
  subsidiaries..............................................  $3,717,619    $3,868,329
Investments in subsidiaries, at equity......................   1,444,526     1,468,045
Other.......................................................     216,502       167,655
                                                              ----------    ----------
     Total assets...........................................  $5,378,647    $5,504,029
                                                              ==========    ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Debt........................................................  $4,108,984    $4,295,970
Other.......................................................      59,148        55,373
                                                              ----------    ----------
     Total liabilities......................................   4,168,132     4,351,343
Stockholder's equity........................................   1,210,515     1,152,686
                                                              ----------    ----------
     Total liabilities and stockholder's equity.............  $5,378,647    $5,504,029
                                                              ==========    ==========

                             See accompanying note.

                         AVCO FINANCIAL SERVICES, INC.

                                   SCHEDULE I

         CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (CONTINUED)

                                                                Year ended December 31,
                                                          -----------------------------------
                                                            1997         1996         1995
                                                          ---------    ---------    ---------
                                                                (Thousands of dollars)
STATEMENT OF INCOME

Revenues (primarily interest from Avco Financial
  Services Group subsidiaries)..........................  $ 268,218    $ 268,171    $ 295,315
Expenses (primarily interest expense)...................   (266,062)    (275,087)    (305,314)
                                                          ---------    ---------    ---------
Earnings (loss) before items shown below................      2,156       (6,916)      (9,999)
Income tax benefits (expense)...........................       (813)       2,378        3,450
Equity in income of subsidiaries........................    194,773      191,545      185,952
                                                          ---------    ---------    ---------
Net income..............................................  $ 196,116    $ 187,007    $ 179,403
                                                          =========    =========    =========
STATEMENT OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................  $ 196,116    $ 187,007    $ 179,403
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities.....................     (7,738)     (34,611)       3,854
                                                          ---------    ---------    ---------
     Net cash provided by operating activities..........    188,378      152,396      183,257
                                                          ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in demand notes receivable..........    125,075      (35,004)      20,207
Increase in investments in subsidiaries.................    (30,790)     (12,607)      (9,784)
                                                          ---------    ---------    ---------
     Net cash provided by (used in) investing
       activities.......................................     94,285      (47,611)      10,423
                                                          ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term debt..................     27,002      295,055     (426,815)
Proceeds from issuance of notes.........................    400,000      300,000      950,000
Principal payments on notes.............................   (601,865)    (604,940)    (626,765)
Capital contribution from parent........................     40,000           --           --
Dividends paid..........................................   (147,800)     (94,900)     (90,100)
                                                          ---------    ---------    ---------
     Used in financing activities.......................   (282,663)    (104,785)    (193,680)
                                                          ---------    ---------    ---------
Net change in cash......................................         --           --           --
Cash at beginning of year...............................         --           --           --
                                                          ---------    ---------    ---------
Cash at end of year.....................................  $      --    $      --    $      --
                                                          =========    =========    =========

NOTE TO CONDENSED FINANCIAL INFORMATION

     The parent company is the primary financing entity for the U.S. finance operations.

     See Note 1 to the Consolidated Financial Statements for significant accounting policies.

     The aggregate maturities, required prepayments, redemptions and sinking fund requirements with respect to the Registrant's debt outstanding (excluding commercial paper, bank notes and savings deposits) at December 31, 1997 for the five years ending December 31, 2002 were (in millions): $581.9 in 1998; $584.9 in 1999; $525.0 in 2000; $200.0 in 2001; and $200.0 in 2002.

     At December 31, 1997 and 1996, the parent company was guarantor for payment of all its foreign subsidiaries' commercial paper and bank line borrowings of $1.587 billion and $1.261 billion, respectively, and senior notes of $1.644 billion and $1.337 billion, respectively.

     The Registrant received cash dividends from its subsidiaries aggregating $168.0 million in 1997, $187.6 million in 1996, and $194.6 million in 1995.

                                 EXHIBIT INDEX

      (4)    Instruments with respect to issues of long-term debt have
             not been filed as exhibits to this Annual Report Form 10-K as the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the Registrant
             and its consolidated subsidiaries. Registrant agrees to
             furnish to the Commission a copy of each such instrument
             upon request.
    *(12)    Statement of Computation of Number of Times Fixed Charges
             Earned
     (21)    Omitted in accordance with General Instruction J(2)(b)
    *(23)    Consent of Independent Auditors
    *(24)    Powers of Attorney
    *(27)    Financial Data Schedule

---------------
* Filed herewith.