Form 10-Q
period 1998-03-31
AVCO FINANCIAL SERVICES INC
filed 1998-05-15
CIK 8795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended           March 31, 1998
                                        --------------------------------

                                       or

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

At March 31, 1998, the Registrant had 500,000 shares of common stock ($1 par value per share) outstanding, all of which are owned by Textron Inc.

                          AVCO FINANCIAL SERVICES, INC.


                                      INDEX


PART I.    FINANCIAL INFORMATION                                                         PAGE
--------------------------------                                                         ----
Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheet at March 31, 1998
              and December 31, 1997........................................................1

           Consolidated Statement of Income for the three months ended
              March 31, 1998 and 1997......................................................2

           Consolidated Statement of Cash Flows for the three months ended
              March 31, 1998 and 1997......................................................3

           Consolidated Statement of Changes in  Stockholder's Equity
              for the three months ended March 31, 1998....................................3

           Note to Consolidated Financial Statements.......................................4

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................................5

Item 3.    Quantitative and Qualitative Disclosure about Market Risk.......................7


PART II.   OTHER INFORMATION
----------------------------

Item 1.    Legal Proceedings...............................................................7

Item 2.    Changes in Securities and Use of Proceeds.......................................7

Item 3.    Defaults Upon Senior Securities.................................................7

Item 4.    Submission of Matters to a Vote of Security Holders.............................7

Item 6.    Exhibits and Reports on Form 8-K................................................7


SIGNATURE  ................................................................................8


PART I.    FINANCIAL INFORMATION
--------------------------------

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                          AVCO FINANCIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1998 AND DECEMBER 31, 1997


                                                                      1998          1997
                                                                   -----------    ----------
                                                                    (Thousands of dollars)
                                     ASSETS
Finance receivables.............................................    $7,731,563    $7,742,641
  Allowance for losses..........................................     (239,148)      (237,809)
  Insurance reserves and claims.................................     (300,035)      (271,271)
                                                                   ----------     ----------
                                                                    7,192,380      7,233,561
Investments.....................................................    1,061,484        996,407
Property and equipment..........................................       88,846         89,982
Insurance policy acquisition costs..............................       61,092         60,863
Goodwill........................................................       77,972         78,406
Cash............................................................       11,470         44,958
Other...........................................................      325,188        305,721
                                                                   ----------     ----------
      TOTAL ASSETS..............................................   $8,818,432     $8,809,898
                                                                   ==========     ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Senior debt
  Commercial paper..............................................   $2,877,762     $2,956,719
  Banks.........................................................      209,845        217,471
  Savings deposits..............................................        4,855          6,070
  Notes.........................................................    3,899,552      3,735,022
                                                                   ----------     ----------
                                                                    6,992,014      6,915,282
Senior subordinated debt........................................          500            500
                                                                   ----------     ----------
      Total debt................................................    6,992,514      6,915,782
Accounts payable and accrued liabilities........................      332,151        347,796
Insurance reserves and claims
  Unearned insurance premiums...................................      189,078        215,968
  Losses and adjustment expenses................................       64,494         64,879
Income taxes....................................................       67,417         54,958
                                                                   ----------     ----------
      Total liabilities.........................................    7,645,654      7,599,383
                                                                   ----------     ----------
Stockholder's equity
Common stock ($1 par value, 500,000 shares
  authorized; 500,000 shares outstanding).......................          500            500
Additional paid-in capital......................................      257,453        257,453
Retained earnings...............................................    1,047,775      1,089,859
Accumulated other comprehensive income/(loss)
  Securities valuation adjustment...............................       10,082         13,056
  Currency translation adjustment...............................     (143,032)      (150,353)
                                                                   ----------     ----------
      Total accumulated other comprehensive income/(loss).......     (132,950)      (137,297)
                                                                   ----------     ----------
      Total stockholder's equity................................    1,172,778      1,210,515
                                                                   ----------     ----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY................   $8,818,432     $8,809,898
                                                                   ==========     ==========

                             See accompanying note.


                          AVCO FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                        1998          1997
                                                                      --------      --------
                                                                      (Thousands of dollars)
REVENUES
    Interest, discount and service charges..........................  $330,056      $324,541
    Credit life, credit disability and casualty
        insurance premiums..........................................   105,801       103,064
    Investment and other income (including net
        realized investment gains and losses).......................    29,878        18,484
                                                                      --------      --------
          Total revenues............................................   465,735       446,089
                                                                      --------      --------

EXPENSES
    Interest and debt expense.......................................   113,143       103,562
    Provision for losses on collection of finance receivables.......    57,953        58,210
    Credit life, credit disability and casualty insurance
        losses and adjustment expenses, less recoveries.............    47,714        46,331
    Amortization of insurance policy acquisition costs..............    25,626        23,986
    Other operating expenses........................................   147,249       138,455
                                                                      --------      --------
          Total expenses............................................   391,685       370,544
                                                                      --------      --------

Income before income taxes..........................................    74,050        75,545
Income taxes........................................................    26,584        28,217
                                                                     ---------      --------

NET INCOME..........................................................  $ 47,466      $ 47,328
                                                                      ========      ========


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                        THREE MONTHS ENDED MARCH 31, 1998


                                                                  Accumulated Other
                                                                    Comprehensive
                                                                    Income/(Loss)
                                                               -----------------------
                                                                 Securities  Currency
                                   Common   Paid-in   Retained   Valuation   Translation
                                   Stock    Capital   Earnings   Adjustment  Adjustment      Total
                                   -------  -------   --------   ----------  -----------     -----
                                                 (Thousands of dollars)
Balance at December 31, 1997....    $500   $257,453  $1,089,859     $13,056    $(150,353)   $1,210,515
  Net income                                             47,466                                 47,466
  Change in valuation
    adjustment..................                                     (2,974)                    (2,974)
  Change in translation
    adjustment..................                                                   7,321         7,321
                                    ----   --------  ----------     -------    ---------    ----------
  Comprehensive income/(loss)...                         47,466      (2,974)       7,321        51,813
  Cash dividends................                        (89,550)                               (89,550)
                                    ----   --------  ----------     -------    ---------    ----------
Balance at March 31, 1998.......    $500   $257,453  $1,047,775     $10,082    $(143,032)   $1,172,778
                                    ====   ========  ==========     =======    =========    ==========





                             See accompanying note.

                          AVCO FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                      1998          1997
                                                                   -----------   ---------
                                                                    (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income................................................    $    47,466   $    47,328
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Provision for losses on collection of finance receivables      57,953        58,210
        Depreciation..........................................          5,466         4,925
        Gain on sales of investments..........................         (6,237)       (2,366)
        Increase in unamortized insurance policy
          acquisition costs...................................           (669)          (72)
        Increase in unearned insurance premiums and reserves
          for insurance losses and adjustment expenses........            891         4,842
        Decrease in accounts payable and accrued liabilities..        (16,563)      (23,548)
        Increase in income taxes..............................         12,576        17,114
        Other, net............................................        (14,219)      (16,475)
                                                                  -----------   -----------
          Net cash provided by operating activities...........         86,664        89,958
                                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Finance receivables originated or purchased...............     (1,369,549)   (1,247,632)
    Finance receivables repaid or sold........................      1,355,510     1,066,349
    Purchases of investments available for sale...............       (215,306)      (49,762)
    Proceeds from sales of investments available for sale.....        130,181        33,476
    Proceeds from maturities and calls of investments
    available for sale........................................         23,721         9,018
    Capital expenditures......................................         (4,537)       (5,601)
    Cash used in acquisitions, net of cash acquired...........                      (24,029)
                                                                  -----------   -----------
    Net cash used by investing activities.....................        (79,980)     (218,181)
                                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in short-term debt....................        (99,781)      212,378
    Proceeds from issuance of notes...........................        470,781       108,981
    Principal payments on notes...............................       (320,385)     (144,141)
    Decrease in savings deposits..............................         (1,237)       (1,548)
    Dividends paid............................................        (89,550)      (25,000)
                                                                  -----------   -----------
    Net cash provided (used) by financing activities..........        (40,172)      150,670
                                                                  -----------   -----------

Net increase (decrease) in cash...............................        (33,488)       22,447
Cash at beginning of period...................................         44,958        15,562
                                                                  -----------   -----------
Cash at end of period.........................................    $    11,470   $    38,009
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

The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

--------------------------------------------

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

REVENUES for the three months ended March 31, 1998 were $466 million compared to $446 million for the three months ended March 31, 1997, an increase of $20 million (4%). Income before income taxes for the three months ended March 31, 1998 was $74 million compared to $76 million for the like period in 1997, a decrease of $2 million (2%).

Financial Services and Related Insurance

REVENUES of this segment increased $13 million (3%) to $389 million, due primarily to: (i) an increase in average finance receivables to $7.683 billion for the first three months in 1998 from $7.179 billion for the like period in 1997, reflecting the benefit of the acquisition of approximately $534 million of commercial receivables during 1997 and (ii) gains of $4 million on the sale of underperforming branches in 1998. Partially offsetting these increases were: (i) a decrease in annualized finance receivable yields to 17.18% for the first three months in 1998 from 18.08% for the like period in 1997, reflecting both decreases in consumer finance yields and the impact of an increase in commercial receivables, which have lower yields and (ii) a decrease in investment income due to lower yields.

INCOME BEFORE INCOME TAXES of this segment decreased $5 million (7%) to $64 million, due primarily to: (i) a decrease in annualized receivable yields and lower yields on investments and (ii) an increase in interest expense due both to a slight increase in the average annualized cost of borrowed funds (6.55% for the first three months in 1998 compared to 6.49% for the like period in 1997) and a higher level of debt. These decreases to income were partially offset by:
(i) an increase in average finance receivables; (ii) gains on the sale of certain underperforming branches in 1998; and (iii) a decrease in the provision for credit losses, due primarily to a decrease in the ratio of net credit losses to average finance receivables to 2.86% for the first three months in 1998 from 3.06% for the like period in 1997. The decrease in the loss ratio was attributable to the impact of the increase in commercial receivables, which have a lower loss ratio, partially offset by a slight increase in the loss ratio in the consumer finance business (3.20% in the first quarter 1998 vs. 3.17% in the first quarter 1997).

The proliferation of credit cards continues to provide the consumer with an alternative source of funds, and as a result, the increase in consumer debt has continued to burden the consumer finance customer, resulting in higher than historical delinquencies and charge-offs. This has been particularly true in the U.S. where the ratio of net charge-offs to average finance receivables is higher than recent historical levels and receivables outstanding have decreased. In order to make better use of its capital resources, the Registrant is conducting a strategic review of its U.S. branch operations. This review started in June 1997 and should be completed by year-end 1998. Each branch is being reviewed and if it is determined that a branch will not meet certain profitability standards, it will be sold. The Registrant does not anticipate these actions to result in any losses. To date, this strategic review has resulted in the sale of 56 branches (47 branches in 1997 and 9 branches in the first quarter of 1998).

--------------------------------------------

Nonrelated Insurance

REVENUES of this segment increased $7 million (11%) to $77 million, due primarily to both a higher level of premiums earned and to an increase in investment income resulting from a higher level of invested assets and increased capital gains.

INCOME BEFORE INCOME TAXES of this segment increased $3 million (50%) to $10 million, due primarily to an increase in investment income resulting from a higher level of invested assets and increased capital gains.

FINANCIAL CONDITION

The Registrant utilizes a broad base of financial sources for its liquidity and capital requirements. Cash is provided from both operations and several different sources of borrowings, including unsecured borrowings under bank lines of credit, the issuance of commercial paper and sales medium-and long-term debt in the U.S. and foreign financial markets.

Under certain interest rate exchange agreements, the Registrant makes periodic fixed payments in exchange for periodic variable payments. The Registrant enters into such agreements to mitigate its exposure to increases in interest rates on a portion of its variable rate debt. During the first three months of 1998, the Registrant had $49.8 million of these agreements go into effect. These agreements have a weighted average original term of 2.5 years and expire through 2001.

In the first three months of 1998, the Registrant also entered into an agreement to exchange U.S. dollars for Hong Kong dollars at a specified exchange rate in April, 1998. This one-month forward contract was entered into as a hedge against currency fluctuations on a HK$400 million intercompany loan from the Registrant's U.S. operation to its Hong Kong subsidiary. In April, the Registrant increased its intercompany loan to its Hong Kong subsidiary to HK$1.2 billion. Concurrently, the Registrant entered one-month forward contracts aggregating HK$1.2 billion to hedge against currency risk on the cumulative intercompany advance.

                                    * * * * *

Forward-looking Information: Certain statements in this Form 10-Q are forward-looking statements, including those that discuss strategies, goals, outlook, projected revenues, income, return and other financial measures, and other non-historical statements. These forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (i) continued market demand for the types of financial services offered by the Registrant; (ii) increased contractual delinquencies or credit losses; (iii) ability of the Registrant to utilize a broad base of financial sources for liquidity and capital requirements; (iv) changes in laws or regulations governing the Registrant's finance operations or insurance operations; (v) increased competition; and (vi) changes in worldwide economic and political conditions and the associated impact on interest and foreign exchange rates and consumer bankruptcies and delinquencies. In addition, the words "believe," "expect," "anticipate," "intend," "aim," "will" and similar words identify forward-looking statements in this Form 10-Q.

--------------------------------------------

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
           ---------------------------------------------------------

           Omitted in accordance with General Instruction H(2)(b).

PART II.   OTHER INFORMATION
----------------------------

ITEM 1.    LEGAL PROCEEDINGS
           -----------------

           Because the business of the Registrant involves the collection of numerous accounts, the validity of liens, accident and other damage or loss claims under many types of insurance, and compliance with state and federal consumer laws, the Registrant and its subsidiaries are plaintiffs and defendants in numerous legal proceedings, including individual and class action proceedings which seek compensatory, treble or punitive damages in substantial amounts. The outcome of specific legal proceedings could be unfavorable to the Registrant or any subsidiaries. It is the opinion of the Registrant's management, based upon the advice of its counsel, that the aggregate liability from pending or threatened litigation will not have a material effect on the Registrant's net income or financial condition.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
           -----------------------------------------

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

                 --------------------
                 *Filed herewith.

           (b)   Reports on Form 8-K

                 No Report on Form 8-K has been filed during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AVCO FINANCIAL SERVICES, INC.
                                    --------------------------------------------
                                                    (Registrant)

Date:    May 15, 1998               By          /s/ GARY L. FITE
         ---------------------        ------------------------------------------
                                                    GARY L. FITE
                                         Executive Vice President & Controller
                                             (Chief Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
------          -----------

*(12)           Statement of Computation of Number of Times Fixed Charges Earned

*(27)           Financial Data Schedule

--------------------
* Filed herewith.

                                   EXHIBIT 12

                          AVCO FINANCIAL SERVICES, INC.

                   STATEMENT OF COMPUTATION OF NUMBER OF TIMES
                              FIXED CHARGES EARNED

                        THREE MONTHS ENDED MARCH 31, 1998
                             (Thousands of dollars)



Income
  Income before income taxes....................................................$  74,050
                                                                                ---------
  Fixed charges to be added back to income -

    Interest and debt expense...................................................  113,143
    Rentals (one-third of all rent and related costs
       charged to income).......................................................    3,678
                                                                                ---------

         Total fixed charges....................................................  116,821

Income before income taxes and fixed charges....................................$ 190,871
                                                                                =========
Ratio
  Number of times fixed charges covered by income
     before income taxes and fixed charges......................................      1.6
                                                                                =========