Form 10-Q
period 1998-06-30
AVCO FINANCIAL SERVICES INC
filed 1998-08-10
CIK 8795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended           June 30, 1998
                                        -------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        (The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.)


Commission file number                        0-6119
                      ----------------------------------------------------------


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
                                                   -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At June 30, 1998, the Registrant had 500,000 shares of common stock ($1 par value per share) outstanding, all of which are owned by Textron Inc.

                          AVCO FINANCIAL SERVICES, INC.


                                      INDEX

PART I.    FINANCIAL INFORMATION                                                         PAGE
--------------------------------                                                         ----
Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheet at June 30, 1998
              and December 31, 1997........................................................1

           Consolidated Statement of Income for the three and six months ended
              June 30, 1998 and 1997.......................................................2

           Consolidated Statement of Changes in  Stockholder's Equity
              for the six months ended June 30, 1998.......................................2

           Consolidated Statement of Cash Flows for the six months ended
              June 30, 1998 and 1997.......................................................3

           Note to Consolidated Financial Statements.......................................4

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................................5

Item 3.    Quantitative and Qualitative Disclosure about Market Risk.......................7


PART II.   OTHER INFORMATION
----------------------------

Item 1.    Legal Proceedings...............................................................8

Item 2.    Changes in Securities and Use of Proceeds.......................................8

Item 3.    Defaults Upon Senior Securities.................................................8

Item 4.    Submission of Matters to a Vote of Security Holders.............................8

Item 6.    Exhibits and Reports on Form 8-K................................................8


SIGNATURE  ................................................................................9

PART I.    FINANCIAL INFORMATION
--------------------------------

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                          AVCO FINANCIAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                      1998                  1997
                                                                   -----------           -----------
                                                                        (Thousands of dollars)
                                     ASSETS

Finance receivables .....................................          $ 7,845,366           $ 7,742,641
  Allowance for losses ..................................             (265,133)             (237,809)
  Insurance reserves and claims .........................             (303,580)             (271,271)
                                                                   -----------           -----------
                                                                     7,276,653             7,233,561
Investments .............................................            1,035,362               996,407
Property and equipment ..................................               86,160                89,982
Insurance policy acquisition costs ......................               57,340                60,863
Goodwill ................................................               75,666                78,406
Cash ....................................................               34,266                44,958
Other ...................................................              318,976               305,721
                                                                   -----------           -----------
      TOTAL ASSETS ......................................          $ 8,884,423           $ 8,809,898
                                                                   ===========           ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Senior debt
  Commercial paper ......................................          $ 3,267,151           $ 2,956,719
  Banks .................................................              193,685               217,471
  Savings deposits ......................................                4,771                 6,070
  Notes .................................................            3,604,891             3,735,022
                                                                   -----------           -----------
                                                                     7,070,498             6,915,282
Senior subordinated debt ................................                  500                   500
                                                                   -----------           -----------
      Total debt ........................................            7,070,998             6,915,782
Accounts payable and accrued liabilities ................              345,004               347,796
Insurance reserves and claims
  Unearned insurance premiums ...........................              167,288               215,968
  Losses and adjustment expenses ........................               61,760                64,879
Income taxes ............................................               60,591                54,958
                                                                   -----------           -----------
      Total liabilities .................................            7,705,641             7,599,383
                                                                   -----------           -----------
Stockholder's equity
Common stock ($1 par value, 500,000 shares
  authorized; 500,000 shares outstanding) ...............                  500                   500
Additional paid-in capital ..............................              257,453               257,453
Retained earnings .......................................            1,074,312             1,089,859
Accumulated other comprehensive income/(loss)
  Securities valuation adjustment .......................               12,136                13,056
  Currency translation adjustment .......................             (165,619)             (150,353)
                                                                   -----------           -----------
      Total accumulated other comprehensive income/(loss)             (153,483)             (137,297)
                                                                   -----------           -----------
      Total stockholder's equity ........................            1,178,782             1,210,515
                                                                   -----------           -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ........          $ 8,884,423           $ 8,809,898
                                                                   ===========           ===========

                             See accompanying note.

                          AVCO FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      PERIODS ENDED JUNE 30, 1998 AND 1997

                                                          Three Months Ended           Six Months Ended
                                                        ----------------------      ----------------------
                                                          1998          1997          1998          1997
                                                        --------      --------      --------      --------
                                                                   (Thousands of dollars)
REVENUES
  Interest, discount and service charges .........      $332,556      $334,056      $662,612      $658,597
  Credit life, credit disability and casualty
     insurance premiums ..........................       100,856       100,789       206,657       203,853
  Investment and other income (including net
     realized investment gains and losses) .......        35,192        22,792        65,070        41,276
                                                        --------      --------      --------      --------
         Total revenues ..........................       468,604       457,637       934,339       903,726
                                                        --------      --------      --------      --------

EXPENSES
  Interest and debt expense ......................       109,689       108,543       222,832       212,105
  Provision for losses on collection of finance
    receivables  .................................        58,864        56,597       116,817       114,807
  Credit life, credit disability and casualty
    insurance losses and adjustment expenses, less
    recoveries ...................................        43,025        44,320        90,739        90,651
  Amortization of insurance policy acquisition
    costs ........................................        23,167        22,331        48,793        46,317
  Other operating expenses .......................       152,566       149,771       299,815       288,226
                                                        --------      --------      --------      --------
         Total expenses ..........................       387,311       381,562       778,996       752,106
                                                        --------      --------      --------      --------

Income before income taxes .......................        81,293        76,075       155,343       151,620
Income taxes .....................................        29,756        28,067        56,340        56,284
                                                        --------      --------      --------      --------

NET INCOME .......................................      $ 51,537      $ 48,008      $ 99,003      $ 95,336
                                                        ========      ========      ========      ========


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998

                                                                     Accumulated Other
                                                                       Comprehensive
                                                                        Income/(Loss)
                                                                   -----------------------
                                                                   Securities   Currency
                                    Common   Paid-in     Retained   Valuation  Translation
                                    Stock    Capital     Earnings   Adjustment  Adjustment     Total
                                    -----    -------     --------   ----------  ----------     -----
                                                 (Thousands of dollars)
Balance at December 31, 1997.......  $500    $257,453    $1,089,859   $13,056   $(150,353)  $1,210,515
  Net income.......................                          99,003                             99,003
  Change in valuation adjustment...                                      (920)                    (920)
  Change in translation adjustment.                                               (15,266)     (15,266)
                                     ----    --------    ----------   -------   ---------   ----------
  Comprehensive income/(loss)......                          99,003      (920)    (15,266)      82,817
  Cash dividends...................                        (114,550)                          (114,550)
                                     ----    --------    ----------   -------   ---------   ----------
Balance at June 30, 1998...........  $500    $257,453    $1,074,312   $12,136   $(165,619)  $1,178,782
                                     ====    ========    ==========   =======   =========   ==========

                             See accompanying note.

                          AVCO FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                           1998              1997
                                                                        -----------       -----------
                                                                            (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ...................................................      $    99,003       $    95,336
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Provision for losses on collection of finance receivables           116,817           114,807
        Depreciation .............................................           11,196            10,054
        Gain on sales of investments .............................           (7,334)           (4,115)
        Increase in unamortized insurance policy
          acquisition costs ......................................            3,791               363
        Increase/(decrease) in unearned insurance premiums and
          reserves for insurance losses and adjustment expenses ..          (17,392)            6,499
        Increase/(decrease) in accounts payable and accrued
          liabilities ............................................              962           (11,280)
        Increase in income taxes .................................            9,888             7,280
        Other, net ...............................................            8,030           (11,531)
                                                                        -----------       -----------
          Net cash provided by operating activities ..............          224,961           207,413
                                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Finance receivables originated or purchased ..................       (3,444,783)       (2,497,422)
    Finance receivables repaid or sold ...........................        3,144,601         2,196,624
    Purchases of investments available for sale ..................         (264,354)         (125,256)
    Proceeds from sales of investments available for sale ........          156,611            66,102
    Proceeds from maturities and calls of investments
      available for sale .........................................           66,781            33,950
    Capital expenditures .........................................          (11,538)          (14,876)
    Cash used in acquisitions, net of cash acquired ..............                            (42,960)
                                                                        -----------       -----------
    Net cash used by investing activities ........................         (352,682)         (383,838)
                                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in short-term debt ..................................          316,707            94,416
    Proceeds from issuance of notes ..............................          719,095           451,336
    Principal payments on notes ..................................         (802,986)         (292,281)
    Decrease in savings deposits .................................           (1,237)           (1,806)
    Dividends paid ...............................................         (114,550)          (50,000)
                                                                        -----------       -----------
    Net cash provided by financing activities ....................          117,029           201,665
                                                                        -----------       -----------

Net increase/(decrease) in cash ..................................          (10,692)           25,240
Cash at beginning of period ......................................           44,958            15,562
                                                                        -----------       -----------
Cash at end of period ............................................      $    34,266       $    40,802
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

--------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

Revenues for the six months ended June 30, 1998 were $934 million compared to $904 million for the six months ended June 30, 1997, an increase of $30 million (3%). Income before income taxes for the six months ended June 30,1998 was $155 million compared to $152 million for the like period in 1997, an increase of $3 million (2%).

Financial Services and Related Insurance

REVENUES of this segment increased $22 million (3%) to $790 million, due primarily to: (i) an increase in average finance receivables to $7.646 billion for the first six months in 1998 compared to $7.322 billion for the like period in 1997, primarily resulting from growth in the Registrant's international commercial finance operations; (ii) an increase in gains on the sale of underperforming branches ($8 million for the six months ended June 30, 1998 compared to $3 million for the like period in 1997); and (iii) a $10 million gain on the sale of centralized real estate receivables. These increases to revenues were partially offset by: (i) a decrease of approximately $18 million due to a decrease in annualized finance receivable yields to 17.33% for the first six months in 1998 compared to 17.99% for the like period in 1997 (reflecting decreases in yields in both the consumer and commercial finance portfolios, as well as the impact of an increase in commercial receivables, which have lower yields than the Registrant's consumer finance portfolio); (ii) a decrease in investment income due to lower yields and a decrease in capital gains; and (iii) a decrease of approximately $30 million due to the impact of changes in foreign exchange rates.

INCOME BEFORE INCOME TAXES of this segment increased $3 million (2%) to $139 million, due primarily to: (i) an increase in average finance receivables; (ii) an increase in gains on the sale of underperforming branches and the gain on the sale of centralized real estate receivables; and (iii) a slight decrease in the cost of borrowed funds. Partially offsetting these increases to income were: (i) a decrease in annualized finance receivable yields; (ii) an increase in the provision for losses associated with the growth in finance receivables, partially offset by a decline in the ratio of net credit losses to average finance receivables to 2.78% for the first six months in 1998 from 2.98% for the like period in 1997 (reflecting growth in the commercial receivables, which have a lower loss ratio than the Registrant's consumer finance portfolio), (iii) a decrease in investment income, due both to lower yields on investments and a decrease in capital gains; and (iv) a decrease of approximately $7 million due to the impact of changes in foreign exchange rates.

The proliferation of credit cards continues to provide the consumer with an alternative source of funds, and as a result, the increase in consumer debt has continued to burden the consumer finance customer, resulting in higher than historical delinquencies and charge-offs. This has been particularly true in the U.S. where the ratio of net charge-offs to average finance receivables is higher than recent historical levels and receivables growth has decreased. In order to make better use of its capital resources, the Registrant has been conducting a strategic review of its U.S. branch operations. This review started in June 1997 and should be completed by year-end 1998. Each branch is being reviewed and if it is determined that a branch will not meet certain profitability standards, it will be sold. The Registrant does not anticipate these actions to result in any losses. To date, this strategic review has resulted in the sale of 67 branches; 47 branches in 1997 and 20 branches in the first six months of 1998.

--------------------------------------------

Nonrelated Insurance

REVENUES of this segment increased $8 million (6%) to $144 million, due primarily to: (i) a higher level of earned premiums and (ii) an increase in investment income resulting from a higher level of invested assets and an increase of $4 million in capital gains.

INCOME BEFORE INCOME TAXES of this segment increased $1 million (4%) to $16 million, due primarily to: (i) a higher level of earned premiums and (ii) an increase in investment income resulting from a higher level of invested assets and increased capital gains. Partially offsetting these increases were an increase in underwriting expenses (primarily insurance losses) and a decrease in investment yields.


RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

Revenues for the three months ended June 30, 1998 were $469 million compared to $458 million for the three months ended June 30, 1997, an increase of $11 million (2%). Income before income taxes for the three months ended June 30, 1998 was $81 million compared to $76 million for the like period in 1997, an increase of $5 million (7%).

Financial Services and Related Insurance

REVENUES of this segment increased $11 million (3%) to $401 million, due primarily to: (i) an increase in average finance receivables to $7.659 billion for the three months ended June 30, 1998 from $7.467 billion for the like period in 1997, primarily resulting from growth in the Registrant's international commercial finance operations; (ii) an increase in gains on the sale of underperforming branches ($4 million for the three months ended June 30, 1998 compared to $3 million for the like period in 1997); and (iii) a $10 million gain on the sale of centralized real estate receivables. These increases to revenues were partially offset by: (i) a decrease in annualized finance receivable yields to 17.37% for the three months ended June 30, 1998 from 17.89% for the like period in 1997 (reflecting decreases in yields in both the consumer and commercial finance portfolios, as well as the impact of an increase in commercial receivables, which have lower yields than the Registrant's consumer finance portfolio); (ii) a decrease in investment income due to lower yields on investments and a decrease in capital gains; and (iii) a decrease of approximately $16 million due to the impact of changes in foreign exchange rates.

INCOME BEFORE INCOME TAXES of this segment increased $8 million (12%) to $75 million, due primarily to: (i) an increase in average finance receivables; (ii) an increase in gains on the sale of underperforming branches and the gain on the sale of centralized real estate receivables; (iii) a decrease in the annualized cost of borrowed funds; and (iv) a decrease in the ratio of insurance losses to earned premiums. Partially offsetting these increases to income were: (i) a decrease in annualized finance receivable yields; (ii) an increase in the provision for losses associated with the growth in finance receivables, partially offset by a decline in the ratio of net credit losses to average finance receivables for both the consumer and commercial finance portfolios; and
(iii) a decrease in investment income, due to lower yields on investments and a decrease in capital gains.

Nonrelated Insurance

REVENUES of this segment remained unchanged at $67 million, both in the level of premiums earned and in investment income.

--------------------------------------------

INCOME BEFORE INCOME TAXES of this segment decreased $3 million (31%) to $6 million due primarily to an increase in underwriting expenses (primarily insurance losses). Partially offsetting this decrease to income were minor increases in earned premiums and investment income.

FINANCIAL CONDITION

The Registrant utilizes a broad base of financial sources for its liquidity and capital requirements. Cash is provided from both operations and several different sources of borrowings, including unsecured borrowings under bank lines of credit, the issuance of commercial paper and sales of medium- and long-term debt in the U.S. and foreign financial markets.

Under certain interest rate exchange agreements, the Registrant makes periodic fixed payments in exchange for periodic variable payments. The Registrant enters into such agreements to mitigate its exposure to increases in interest rates on a portion of its variable rate debt. During the first six months of 1998, the Registrant had $196.3 million of these agreements go into effect. These agreements have a weighted average original term of 2.9 years and expire through 2003.

In the three months ended June 30, 1998, the Registrant also entered into several short-duration agreements to exchange Hong Kong dollars for U.S. dollars at specified exchange rates during the three months ended September 30, 1998. These foreign exchange forward contracts were entered into as a hedge against currency fluctuations on a HK$1.0 billion intercompany loan from the Registrant's U.S. operation to its Hong Kong subsidiary. The intercompany loans are expected to remain outstanding during the period over which the forward contracts are in effect.

In the second quarter of 1998, Textron announced that it is reviewing its strategic alternatives for the Registrant. This review will include evaluation of a sale, spin-off, or other disposition of the Registrant, and is targeted for completion in the third quarter of 1998.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
              ----------------------------------------------------------

              See the Registrant's most recent annual report filed on Form 10-K (Management's Discussion and Analysis on pages 12 through 15). There has been no material change in this information.

PART II.      OTHER INFORMATION
-------------------------------

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

                    -------------
                    *Filed herewith.

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


                                          AVCO FINANCIAL SERVICES, INC.
                                   ---------------------------------------------
                                                   (Registrant)


Date:    August 10, 1998       By           /s/    GARY L. FITE
         ----------------          ---------------------------------------------
                                                   GARY L. FITE
                                      Executive Vice President & Controller
                                            (Chief Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit
 Number        Description
 ------        -----------
  *(12)        Statement of Computation of Number of Times Fixed Charges Earned.

  *(27)        Financial Data Schedule.

-------------
*Filed herewith.