Form 10-Q
period 1998-09-30
AVCO FINANCIAL SERVICES INC
filed 1998-11-13
CIK 8795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 1998
                                     -----------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     (The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.)

     Commission file number  0-6119
                            --------

                          AVCO FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 DELAWARE                                     13-2530491
      -------------------------------                      ----------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)


600 Anton Blvd., P.O. Box 5011, Costa Mesa, California        92628-5011
------------------------------------------------------        ----------
      (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code   (714) 435-1200
                                                   -------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

At September 30, 1998, the Registrant had 500,000 shares of common stock ($1 par value per share) outstanding, all of which are owned by Textron Inc.

                          AVCO FINANCIAL SERVICES, INC.

                                      INDEX

                                                                                        PAGE
                                                                                        ----
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheet at September 30, 1998
              and December 31, 1997........................................................1

           Consolidated Statement of Income for the three and nine months ended
              September 30, 1998 and 1997..................................................2

           Consolidated Statement of Cash Flows for the nine months ended
              September 30, 1998 and 1997..................................................3

           Notes to Consolidated Financial Statements......................................4

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................................5

Item 3.    Quantitative and Qualitative Disclosure about Market Risk.......................7


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................10

Item 2.    Changes in Securities and Use of Proceeds......................................10

Item 3.    Defaults Upon Senior Securities................................................10

Item 4.    Submission of Matters to a Vote of Security Holders............................10

Item 6.    Exhibits and Reports on Form 8-K...............................................10


SIGNATURE  ...............................................................................11

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          AVCO FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                                          1998              1997
                                                                       -----------       -----------
                                                                          (Thousands of dollars)
                                     ASSETS
Finance receivables .............................................      $ 8,014,313       $ 7,742,641
  Allowance for losses ..........................................         (271,008)         (237,809)
  Insurance reserves and claims .................................         (305,605)         (271,271)
                                                                       -----------       -----------
                                                                         7,437,700         7,233,561
Investments .....................................................        1,084,920           996,407
Property and equipment ..........................................           86,863            89,982
Insurance policy acquisition costs ..............................           58,143            60,863
Goodwill ........................................................           72,538            78,406
Cash ............................................................           29,757            44,958
Other ...........................................................          338,935           305,721
                                                                       -----------       -----------
      TOTAL ASSETS ..............................................      $ 9,108,856       $ 8,809,898
                                                                       ===========       ===========

                             LIABILITIES AND STOCKHOLDER'S EQUITY
Senior debt
  Commercial paper ..............................................      $ 3,750,981       $ 2,956,719
  Banks .........................................................          223,315           217,471
  Savings deposits ..............................................            5,438             6,070
  Notes .........................................................        3,372,268         3,735,022
                                                                       -----------       -----------
                                                                         7,352,002         6,915,282
Senior subordinated debt ........................................                                500
                                                                       -----------       -----------
      Total debt ................................................        7,352,002         6,915,782
Accounts payable and accrued liabilities ........................          283,223           347,796
Insurance reserves and claims
  Unearned insurance premiums ...................................          168,580           215,968
  Losses and adjustment expenses ................................           59,863            64,879
Income taxes ....................................................           50,042            54,958
                                                                       -----------       -----------
      Total liabilities .........................................        7,913,710         7,599,383
                                                                       -----------       -----------
Stockholder's equity
Common stock ($1 par value, 500,000 shares
  authorized; 500,000 shares outstanding) .......................              500               500
Additional paid-in capital ......................................          257,453           257,453
Retained earnings ...............................................        1,086,976         1,089,859
Accumulated other comprehensive income/(loss)
  Securities valuation adjustment ...............................           25,998            13,056
  Currency translation adjustment ...............................         (175,781)         (150,353)
                                                                       -----------       -----------
      Total accumulated other comprehensive income/(loss) .......         (149,783)         (137,297)
                                                                       -----------       -----------
      Total stockholder's equity ................................        1,195,146         1,210,515
                                                                       -----------       -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ................      $ 9,108,856       $ 8,809,898
                                                                       ===========       ===========

                             See accompanying note.

                          AVCO FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

                                                              Three Months Ended              Nine Months Ended
                                                          --------------------------      --------------------------
                                                             1998            1997            1998            1997
                                                          ----------      ----------      ----------      ----------
                                                                            (Thousands of dollars)
REVENUES
  Interest, discount and service charges ...........      $  338,642      $  333,369      $1,001,254      $  991,966
  Credit life, credit disability and casualty
     insurance premiums ............................         103,292         104,688         309,949         308,541
  Investment and other income (including net
     realized investment gains and losses) .........          21,046          26,246          86,116          67,522
                                                          ----------      ----------      ----------      ----------
         Total revenues ............................         462,980         464,303       1,397,319       1,368,029
                                                          ----------      ----------      ----------      ----------
EXPENSES
  Interest and debt expense ........................         113,196         108,196         336,028         320,301
  Provision for losses on collection of
    finance receivables ............................          70,903          58,275         187,720         173,082
  Credit life, credit disability and
    casualty insurance losses and adjustment
    expenses, less recoveries ......................          41,509          45,329         132,248         135,980
  Amortization of insurance policy acquisition costs          25,872          24,566          74,665          70,883
  Other operating expenses .........................         152,416         150,759         452,231         438,985
                                                          ----------      ----------      ----------      ----------
         Total expenses ............................         403,896         387,125       1,182,892       1,139,231
                                                          ----------      ----------      ----------      ----------
Income before income taxes .........................          59,084          77,178         214,427         228,798
Income taxes .......................................          21,420          28,101          77,760          84,385
                                                          ----------      ----------      ----------      ----------
NET INCOME .........................................      $   37,664      $   49,077      $  136,667      $  144,413
                                                          ==========      ==========      ==========      ==========

                             See accompanying note.

                          AVCO FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                             1998            1997
                                                                         -----------     -----------
                                                                           (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ........................................................    $   136,667     $   144,413
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Provision for losses on collection of finance receivables ..        187,720         173,082
         Depreciation ...............................................         15,716          15,039
         Gain on sales of investments ...............................         (8,207)         (4,776)
         (Increase)/decrease in unamortized insurance policy
              acquisition costs .....................................          2,886            (821)
         Increase/(decrease) in unearned insurance premiums and
              reserves for insurance losses and adjustment expenses .        (14,349)          9,373
         Decrease in accounts payable and accrued liabilities .......        (58,856)        (22,855)
         Increase/(decrease) in income taxes ........................         (8,012)          7,980
         Other, net .................................................        (11,475)         (9,142)
                                                                         -----------     -----------
              Net cash provided by operating activities .............        242,090         312,293
                                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Finance receivables originated or purchased .......................     (5,054,553)     (3,746,136)
  Finance receivables repaid or sold ................................      4,468,035       3,341,092
  Purchases of investments available for sale .......................       (364,096)       (177,954)
  Proceeds from sales of investments available for sale .............        189,363          85,400
  Proceeds from maturities and calls of investments
    available for sale...............................................         95,599          56,033
  Capital expenditures ..............................................        (17,508)        (26,511)
  Cash used in acquisitions, net of cash acquired ...................             --         (42,960)
                                                                         -----------     -----------
  Net cash used by investing activities .............................       (683,160)       (511,036)
                                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in short-term debt .......................................        850,926         244,670
  Proceeds from issuance of notes ...................................        961,106         469,494
  Principal payments on notes .......................................     (1,246,096)       (428,209)
  Decrease in savings deposits ......................................           (517)         (1,995)
  Dividends paid ....................................................       (139,550)        (75,000)
                                                                         -----------     -----------
  Net cash provided by financing activities .........................        425,869         208,960
                                                                         -----------     -----------

Net increase/(decrease) in cash .....................................        (15,201)         10,217
Cash at beginning of period .........................................         44,958          15,562
                                                                         -----------     -----------
Cash at end of period ...............................................    $    29,757     $    25,779
                                                                         ===========     ===========

                             See accompanying note.

                          AVCO FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SALE OF THE BUSINESS OF THE REGISTRANT
--------------------------------------

On June 4, 1998, the Registrant's parent company, Textron, Inc., announced that it was reviewing its strategic options with respect to the Registrant. As a result of that review, Textron announced on August 11, 1998, that it had reached an agreement to sell substantially all of the assets and liabilities of the Registrant to Associates First Capital Corporation for $3.9 billion in cash. Pending regulatory approvals, the sale is expected to close by the end of the year or early 1999.

COMPREHENSIVE INCOME
--------------------

In 1998, the Registrant adopted FAS 130, "Reporting Comprehensive Income." FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Registrant's net income or shareholder's equity. FAS 130 requires unrealized gains or losses on the Registrant's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FAS 130.

During the first nine months of 1998 and 1997, total comprehensive income amounted to $124 million and $140 million, respectively. For the three month period ending September 30, 1998 and 1997 total comprehensive income amounted to $41 million and $36 million, respectively.

-----------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

Revenues for the nine months ended September 30, 1998 were $1.397 billion compared to $1.368 billion for the nine months ended September 30, 1997, an increase of $29 million (2%). Income before income taxes for the nine months ended September 30, 1998 was $214 million compared to $229 million for the like period in 1997, a decrease of $15 million (6%).

Financial Services and Related Insurance

REVENUES of this segment increased $23 million (2%) to $1.183 billion, due primarily to: (i) an increase in average finance receivables to $7.711 billion for the first nine months in 1998 compared to $7.376 billion for the like period in 1997, primarily resulting from growth in the Registrant's international commercial finance operations in the fourth quarter of 1997; and (ii) a $10 million gain on the sale of centralized real estate receivables. These increases to revenues were partially offset by: (i) a decrease of approximately $27 million due to a decrease in annualized finance receivable yields to 17.31% for the first nine months in 1998 compared to 17.93% for the like period in 1997 (reflecting decreases in yields in both the consumer and commercial finance portfolios, as well as the impact of an increase in commercial receivables, which have lower yields than the Registrant's consumer finance portfolio); (ii) a decrease in gains on the sale of under performing branches ($8 million for the nine months ended September 30, 1998 compared to $11 million for the like period in 1997); and (iii) a decrease of approximately $40 million due to the impact of changes in foreign exchange rates.

INCOME BEFORE INCOME TAXES of this segment decreased $16 million (8%) to $190 million, due primarily to: (i) the decrease in annualized finance receivable yields; (ii) a decrease in the Registrant's Hong Kong operation of $7.6 million due primarily to a weakening economy which resulted in a higher cost of funds and provision for losses; (iii) an increase in the provision for losses excluding Hong Kong due primarily to higher growth in consumer finance receivables (which require a higher allowance for losses) in 1998, partially offset by a decline in the ratio of net credit losses to average finance receivables to 2.83% for the first nine months in 1998 from 2.96% for the like period in 1997; (iv) the decrease in gains on the sale of under performing branches; and (v) a decrease of approximately $10 million due to the impact of changes in foreign exchange rates. Partially offsetting these decreases were:
(i) the increase in average finance receivables; (ii) the gain on the sale of centralized real estate receivables; and (iii) a decrease of approximately $8 million due to a decrease in the cost of borrowed funds to 6.34% for the first nine months of 1998 compared to 6.45% for the like period in 1997.

The proliferation of credit cards continues to provide the consumer with an alternative source of funds, and as a result, the increase in consumer debt has continued to burden the consumer finance customer, resulting in higher than historical delinquencies and charge-offs. This has been particularly true in the U.S. where the ratio of net charge-offs to average finance receivables is higher than recent historical levels and organic receivable growth has slowed. In order to make better use of its capital resources, the Registrant was in the process of conducting a strategic review of its U.S. branch operations until the Registrant's parent, Textron Inc., announced in June 1998 that it was conducting a strategic review of the Registrant which resulted in the August 1998 announcement of the pending sale of the Registrant's business to Associates First Capital Corporation.

-----------------------------------------

The result of the Registrant's strategic review that began in June 1997 has resulted in the sale of 67 branches, 47 branches in 1997 and 20 branches in the first six months of 1998.

Nonrelated Insurance

REVENUES of this segment increased $7 million (3%) to $214 million, due primarily to an increase in investment income resulting from a higher level of invested assets and an increase in capital gains of $4 million.

INCOME BEFORE INCOME TAXES of this segment increased $1 million (5%) to $24 million, due primarily to the increased revenues described above, partially offset by an increase in underwriting expenses (primarily policy acquisition costs and other operating expenses).

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

Revenues for the three months ended September 30, 1998 were $463 million compared to $464 million for the three months ended September 30, 1997. Income before income taxes for the three months ended September 30, 1998 was $59 million compared to $77 million for the like period in 1997, a decrease of $18 million (23%).

Financial Services and Related Insurance

REVENUES of this segment were flat for the three months ended September 30, 1998, at $393 million compared to the like period for 1997. Increases resulting from an increase in average finance receivables (related primarily to the Registrant's international commercial finance operations) to $7.839 billion for the three months ended September 30, 1998 compared to $7.485 billion for the like period in 1997, were offset by: (i) a decrease due to a decrease in annualized finance receivable yields to 17.28% for the three months ended September 30, 1998 compared to 17.82% for the like period in 1997 (reflecting decreases in yields in both the consumer and commercial finance portfolios, as well as the impact of an increase in commercial receivables, which have lower yields than the Registrant's consumer finance portfolio); (ii) gains in the 1997 third quarter of $8 million from the sale of under performing branches; and
(iii) a decrease due to the impact of changes in foreign exchange rates.

INCOME BEFORE INCOME TAXES of this segment decreased $19 million (27%) to $50 million, due primarily to: (i) the gains in the 1997 third quarter on the sale of under performing branches; (ii) an increase in the provision for loan losses due primarily to higher growth in consumer finance receivables in the third quarter of 1998; and (iii) the decrease in finance receivable yields. Partially offsetting these decreases to income were: (i) the increase in average finance receivables; (ii) a decrease in the cost of borrowed funds to 6.25% for the three months ended September 30, 1998 compared to 6.41% for the like period in 1997; and (iii) a decrease in the ratio of insurance losses to earned premiums.

Nonrelated Insurance

REVENUES of this segment decreased $1 million (2%) to $70 million, due primarily to a decrease in earned premiums due to lower written premium volume.

-----------------------------------------

INCOME BEFORE INCOME TAXES of this segment increased $1 million (7%) to $9 million due primarily to a decrease in the ratio of insurance losses to earned premiums. Partially offsetting the increase in income was the decrease in revenues described above and an increase in other operating expenses.

FINANCIAL CONDITION

The Registrant utilizes a broad base of financial sources for its liquidity and capital requirements. Cash is provided from both operations and several different sources of borrowings, including unsecured borrowings under bank lines of credit, the issuance of commercial paper and sales of medium- and long-term debt in the U.S. and foreign financial markets.

Under certain interest rate exchange agreements, the Registrant makes periodic fixed payments in exchange for periodic variable payments. The Registrant enters into such agreements to mitigate its exposure to increases in interest rates on a portion of its variable rate debt. During the first nine months of 1998, the Registrant had $371.2 million of these agreements go into effect. These agreements have a weighted average original term of 2.9 years and expire through 2003.

In the three months ended September 30, 1998, the Registrant also entered into several short-duration agreements to exchange Hong Kong dollars for U.S. dollars at specified exchange rates during the three months ended September 30, 1998. These foreign exchange forward contracts were entered into as a hedge against currency fluctuations on a HK$1.0 billion intercompany loan from the Registrant's U.S. operation to its Hong Kong subsidiary. The intercompany loans are expected to remain outstanding during the period over which the forward contracts are in effect.

On June 4, 1998, the Registrant's parent company, Textron, Inc., announced that it was reviewing its strategic options with respect to the Registrant. As a result of that review, Textron announced on August 11, 1998, that it had reached an agreement to sell substantially all of the assets and liabilities of the Registrant to Associates First Capital Corporation for $3.9 billion in cash. Pending regulatory approvals, the sale is expected to close by the end of the year or early 1999.

YEAR 2000 READINESS DISCLOSURES

INTRODUCTION

Much of the world's computer hardware and software is not designed to process date information after 1999. This is largely because computer programs have historically used only two digits to identify the year in a date, but problems related to processing of date information also may arise because some software assigns special meaning to certain dates. This Year 2000 problem could, if uncorrected, cause computers and other equipment used by the Registrant and the Registrant's suppliers and customers to fail to operate properly.

YEAR 2000 PROGRAM

In early 1997, in conjunction with its parent, Textron Inc., the Registrant began a company-wide program (the "Program") to assess the possible vulnerability of the Registrant to the Year 2000 problem and to minimize the effect of the problem on the Registrant's operations.

-----------------------------------------

The Program is centrally directed from the Year 2000 Program Office at the Registrant's corporate headquarters and is executed at each of the Registrant's business units. The Program addresses four "Major Elements" at the corporate headquarters and each business unit:

o BUSINESS SYSTEMS: management information systems and personal computer applications, including the computing environments that support them.

o FACILITIES EQUIPMENT: equipment that uses a computer to control its operation for providing services.

o SUPPLIERS: assurance that those who sell goods and services to the Registrant will not interrupt the Registrant's operations due to the Year 2000 problem.

o CUSTOMER: assurance that the products financed by the Registrant's commercial customers will not interrupt the Registrant's operation due to the Year 2000 problem.

For each of the Major Elements, the Program measures five "Readiness Levels":

   Level (I)   Management has become aware of the issue. An inventory is
               being taken of the items that the Year 2000 problem may affect.

   Level (II)  The inventory of Year 2000 items has been completed. The priority of each item is being assessed. Actions are being planned to assure that each item is ready for the Year 2000. Resources are being committed to do the work.

   Level (III) Planning has been completed. The prescribed actions are being performed, including testing to verify that the actions are effective. Suppliers and customers are being surveyed and their progress is being tracked.

   Level (IV)  Items critical to operations have been remediated and have been put in normal operation. Surveys of critical suppliers and customers have been completed. Core business systems continue to be tested. Follow-up checking of suppliers and customers is in process. Contingency plans are being prepared. Audits to verify readiness are being performed. Remediation of items that are important to operations, but not critical, is being performed.

   Level (V)   Systems critical to operations have been tested. Audits and associated corrective actions have been completed. Contingency plans have been completed. Follow-up checking of suppliers and customers has been completed. In all material respects, the Registrant is ready for Year 2000.

Based on information currently available, the Registrant estimates that it will substantially reach Readiness Level IV by December 31, 1998, and achieve full Readiness Level IV by June 30, 1999. The Registrant estimates that it will substantially reach Readiness Level V by June 30, 1999, and achieve full Readiness Level V by September 30, 1999. The Registrant intends to have its internal audit department complete an assessment of the implementation of the Program at the corporate headquarters and each business unit by March 31, 1999.

The Readiness Level of the Major Elements items that have been inventoried as of September 1, 1998, is shown in the following table. Major Element inventories are under continuous review, and additional items may be identified in the future. For the Major Element of "Suppliers" and "Customers" the indicated Readiness Level refers to the Registrant's progress in assessing the readiness of customers and suppliers, and not to the Registrant's assessment of their readiness.

-----------------------------------------

                               Percent of Identified Major Element Items at Readiness Level
                               ------------------------------------------------------------
            Major Element             II            III            IV              V
            -------------           -----          -----         -----           -----
            Business Systems         10%            47%            13%            30%
            Facilities Equipment      1%            34%            50%            15%

            Suppliers                 1%            80%            18%            1%
            Customers                18%            76%            3%             3%

YEAR 2000 COSTS

The total cost of the Year 2000 Program is estimated to be approximately $28 million. Approximately $15 million is for modifications to existing items and other program expenses, and $13 million is for replacement systems which have been or are expected to be capitalized. Through August 31, 1998, total expenditures were $12 million. The estimated future cost to complete the Program is estimated to be approximately $16 million including approximately $7 million for replacements. Funds for the Program are provided from special project appropriations totaling approximately $12 million and from normal operating budgets. The Year 2000 Program has delayed certain other information management projects of the Registrant. Delay of these projects is not expected to have an adverse impact on the Registrant.

RISKS AND CONTINGENCY PLANS

Year 2000 issues have the potential, if not remediated, to severely disrupt the Registrant's business operations and to adversely affect the Registrant's financial condition. The Year 2000 Program is expected to significantly reduce the Registrant's exposure to these issues, particularly with respect to the Registrant's Business Systems and Facilities Equipment. However, it is possible that unanticipated problems may arise in the course of the Registrant's implementation of the Year 2000 Program. In addition, while monitoring of Year 2000 readiness by the Registrant's suppliers and customers is a major part of the Year 2000 Program, the Registrant has very limited ability to ensure Year 2000 readiness by such parties. The Registrant is developing contingency plans to cover situations in which Year 2000 problems arise despite the Registrant's efforts. Such plans are expected to be substantially ready by June 30, 1999.

Forward-looking statements contained in this report relating to Year 2000 issues, including expectations of readiness, possible effects on the Registrant and similar matters, are subject to the risks described in this section.

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

-----------------------------------------

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

              Omitted in accordance with General Instruction H(2)(b).

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

              (a) Exhibits
                  *(12) Statement of Computation of Number of Times Fixed Charges Earned.

                  *(27)  Financial Data Schedule.

                  --------------
                    *Filed herewith.

              (b)   Reports on Form 8-K

                    During the quarter ended September 30, 1998, the Registrant filed a report on Form 8-K dated August 11, 1998, relating to the announcement by Textron Inc. of its pending sale of the Registrant to Associates First Capital Corporation.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AVCO FINANCIAL SERVICES, INC.
                                        ----------------------------------------
                                                    (Registrant)

Date: November 12, 1998                 By       /s/ GARY L. FITE
      -----------------                    -------------------------------------
                                                     GARY L. FITE
                                           Executive Vice President & Controller
                                                (Chief Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

 (12)            Statement of Computation of Number of Times Fixed
                 Charges Earned.

 (27)            Financial Data Schedule.